Form 10-K
period 2020-12-31
one
filed 2021-03-29
CIK 1816613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
one
(Exact name of registrant as specified in its charter)
Cayman Islands	001-39453	98-1545859
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
16 Funston Avenue, Suite A The Presidio of San Francisco San Francisco, California	94129
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 480-1752
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	AONE.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	AONE	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AONE.WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☒   Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐
The registrant’s common stock did not publicly trade as of June 30, 2020, therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of March 26, 2021, 21,500,000 Class A ordinary shares, par value $0.0001, and 5,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

i

CERTAIN TERMS
Unless otherwise stated in this Report or the context otherwise requires, references to:
“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
“Company,” “we,” “us,” “our,” or “our Company” are to one, a Cayman Islands exempted company;
“founders” are to Kevin E. Hartz, Eugene “Spike” Lipkin and Troy B. Steckenrider III, our Chief Executive Officer and director, director, and our Chief Financial Officer and director, respectively;
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
“Lachy Groom” are to Lachlan Groom;
“initial public offering” is to the initial public offering of 21,500,000 units, including the issuance of 1,500,000 units as a result of the underwriters’ exercise of their over-allotment option, which offering was consummated on August 20, 2020;
“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our initial public offering;
“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
“our founding team” are to our executive officers and directors;
“private placement warrants” are to the warrants sold to our sponsor in a private placement simultaneously with the closing of our offering and upon conversion of working capital loans, if any;
“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;
“public shares” are to our Class A ordinary shares to be sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
“sponsor” are to A-star, a Cayman Islands limited liability company; and
“Trina Spear” are to Catherine Spear.
Any conversion of the Class B ordinary shares described in this Report will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. Any share dividends described in this Report will take effect as share capitalizations as a matter of Cayman Islands law.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our founding team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:
•
our ability to complete our initial business combination, including our Proposed Transaction with Markforged (as such terms are defined below);

•
our expectations around the performance of a prospective partner business or businesses;

•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•
our potential ability to obtain additional financing to complete our initial business combination;

•
our pool of prospective partner businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•
the ability of our officers and directors to generate a number of potential business combination opportunities;

•
our public securities’ liquidity and trading;

•
the lack of a market for our securities;

•
the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and

•
the trust account not being subject to claims of third parties; or

•
our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
ITEM 1.   BUSINESS
General
We are a blank check company incorporated on June 24, 2020 as a Cayman Islands exempted company incorporated for the purpose of partnering with founders, operators, and entrepreneurs to build great companies and advance the Innovation Economy by offering an alternate path to the public markets, which we will achieve by effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We consummated our initial public offering on August 20, 2020.
While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our founding team’s background, and to capitalize on the ability of our founding team to identify and acquire a business, focusing on the technology industry.
Initial Public Offering
Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 17, 2020. On August 20, 2020, we consummated our Initial Public Offering of 21,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), which includes 1,500,000 Units sold pursuant to the underwriter’s exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $215,000,000. Each Unit consists of one Public Share and one-fourth of one redeemable warrant (the “Public Warrants”)
Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 3,150,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to our Sponsor (the “Private Placement”), generating gross proceeds of $6,300,000.
Upon the closing of the Initial Public Offering and the Private Placement, an amount of $215,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of an initial business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. The New York Stock Exchange (“NYSE”) listing rules require that the initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account). We will only complete a business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
As of December 31, 2020, we had not commenced any operations. All activities from inception to December 31, 2020, were organizational activities, those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial

Public Offering. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.
We will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the business combination, either (i) in connection with a meeting of shareholders called to approve the business combination or (ii) by means of a tender offer. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriters.
Our Founders
We are builders. We have witnessed the emergence and expansion of the Internet as investors, operators, executives and board members. Our founders have invested in great companies at their inception and early stages including PayPal, Trulia, Airbnb, Pinterest, and Opendoor. We are also entrepreneurs, Kevin E. Hartz, our Co-Founder and Chief Executive Officer, co-founded Xoom which went public in 2013 before being acquired by PayPal in 2015, and Eventbrite which went public in 2018. Spike Lipkin, our Co-Founder, founded Newfront Insurance, a technology-enabled insurance brokerage. Troy B. Steckenrider III, our Co-Founder and Chief Financial Officer, was the first finance hire at Opendoor, a real estate platform. We are students of technology, driven by the great challenges of our time, and inspired by the great founders of this era.
Kevin E. Hartz is our Co-Founder and Chief Executive Officer and serves on our board of directors. He is an experienced entrepreneur, company executive, and investor with deep expertise in the technology sector. Mr. Hartz is the Co-Founder, Chairman, and former Chief Executive Officer of Eventbrite (NYSE: EB), a global self-service ticketing platform with over 300 million tickets distributed to more than 4 million experiences in 2019. Eventbrite is where people all over the world discover new things to do or new ways to do more of what they love. Prior to founding Eventbrite, Mr. Hartz was the Co-Founder and Chief Executive Officer of Xoom, a leader and pioneer in the online consumer-to-consumer international money transfer industry serving over 160 countries worldwide. Xoom was a publicly traded company acquired by PayPal in 2015 for $1.1 billion.
Over the course of his career, Mr. Hartz invested in PayPal, Trulia, Airbnb, Pinterest, Uber, and Opendoor among others. Mr. Hartz received a Bachelor of Arts and Science degree in History and Applied Earth Sciences from Stanford University and a Master’s degree from University College, Oxford University.
Spike Lipkin is our Co-Founder and serves on our board of directors. He is an entrepreneur and investor. Mr. Lipkin is the Co-Founder and Chief Executive Officer of Newfront Insurance, a technology-enabled insurance brokerage. Newfront is transforming the insurance brokerage industry by providing clients with modern technology and data driven consultation. Prior to co-founding Newfront, Mr. Lipkin was on the early team at Opendoor and was on the investment team at Blackstone. Mr. Lipkin received a Bachelor of Science in Economics from the Wharton School and a Bachelor of Arts in Philosophy from the University of Pennsylvania, an MPhil from St. John’s College, University of Cambridge, and an MBA from Stanford University.
Troy B. Steckenrider III is our Co-Founder and Chief Financial Officer and serves on our board of directors. Previously, Mr. Steckenrider was Chief Operating Officer of ZeroDown, a fractional home ownership service. Prior to that, Mr. Steckenrider was Director of Capital Markets at Opendoor, a real estate platform, where he was responsible for building out corporate infrastructure and supporting the company’s growth. Earlier in his career, Mr. Steckenrider was on the private equity investment team at Bain Capital and served a wide variety of clients while at McKinsey & Company. Mr. Steckenrider received a Bachelor of Arts degree in Economics from Dartmouth College and an MBA from Harvard Business School. He is a CFA charterholder.

In January 2021, Messrs. Hartz and Steckenrider, with Gautam Gupta, a member of our board of directors founded two, a blank check company incorporated for the purposes of effecting a business combination. Mr. Hartz and Mr. Gupta serve as Co-Chief Executive Officers of two, and Mr. Steckenrider serves as Chief Financial Officer of two. Pierre Lamond and Michelle Gill have been nominated to serve as independent directors of two upon its initial public offering. Two has filed with the SEC a registration statement for an initial public offering of its securities.
Proposed Business Combination
As more fully described in Note 7 to the financial statements included in this Annual Report on Form 10-K, on February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Caspian Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”). Also, in connection with Merger Agreement, the Company entered into certain related agreements including Subscription Agreements, Sponsor Support Agreement, Stockholder Support Agreement. For more information on the proposed business combination (the “Proposed Transaction”) and the agreements entered into in connection therewith, see the Company’s announcement and the related agreements filed in the our Current Report on Form 8-K on February 24, 2021.
Business Strategy
We believe that talent is evenly distributed across the globe, but opportunity is not. We are dedicated to finding bold founders, operators, and inventors who are committed to building an enduring business and would benefit from the democratized and open source nature of public markets as well as working with our team of founders and advisors.
We have a proven record of success in the technology industry as founders, investors, operators, executives, and board members and are confident that we can partner with other founders and leaders and provide support to build and scale a category-defining business. We believe we possess the following tools to drive value creation at a company:
Experience recognizing key technology trends:   Our founding team has demonstrated consistent prowess in identifying and investing in major technological trends such as the proliferation of online payments in the financial industry, the sharing economy and its impacts on mobility and lodging, and the power of the Internet in enabling online real estate transactions. In some instances, our team’s identification and investment in a company, believed to be poised to benefit from an identified technological trend pre-dated revenue, representing some of the earliest outside capital to support business growth. We believe our experiences and track record of identifying and participating in key technology trends provides us with a unique advantage in the successful selection of our initial business combination and subsequent guidance of the company.
Experience identifying strong management teams:   The members of our founding team have invested in many successful founder-led businesses and have successfully backed teams entering new industries based on their assessed capability and business acumen. We believe we have an acute understanding of the characteristics of talented business leaders and are effective in identifying and engaging with these management teams.
History of operating experience:   The members of our founding team are seasoned operators having all held executive level roles in various companies. We have experience in developing and executing strategy, building and retaining teams, and executing business combinations among other activities.
Deep network and connections to company founders:   Our founding team has numerous existing connections to company founders and business leaders across sectors within the technology industry. We have invested in many companies, served on many boards and have worked alongside many of the influential professionals within the technology industry. We believe our network and our connections will assist in the successful selection of our initial business combination and subsequent guidance of the company.
Experience as a public company:   Our founding team has co-founded two public companies and served on multiple public company boards. We have experience operating businesses at scale and within the frameworks and regulation of public markets.

We communicate with our founding team’s network, which includes private equity firms, venture capitalists, entrepreneurs and business leaders, to articulate the parameters for our search for a partner company and a potential business combination and to begin the process of pursuing and reviewing potential opportunities.
Business Combination Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective partner businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a partner business that does not meet these criteria and guidelines.
•
Focus:   We intend to seek companies in the technology industry. We have an accomplished track record of founding, operating, and investing in this industry and expect to focus on businesses that engage with technology to serve customers in a novel and transformational manner. We believe our founding team’s expertise and understanding of innovative businesses will be paramount in identifying and assessing initial business combination candidates.

•
Stage:   We intend to seek companies that have potential to, are poised to, or are currently undergoing rapid adoption, implementation, or distribution of their offering. We believe that our founding team’s collective experiences engaging with innovative businesses positions us well to identify, nurture, and expand high potential businesses.

•
Management Team:   We intend to seek companies with experienced, dynamic management teams, many of whom will be founders of the businesses themselves. We intend to devote significant resources to analyzing and reaching alignment with a partner company’s management and its stakeholders and expect to work closely and collaboratively with the management team to arrive at a mutually satisfactory outcome.

•
Opportunity to add value:   We intend to seek businesses in which we believe we can add operational value through mentorship of management, knowledge of operating challenges, experience with industry dynamics, expertise in navigating public markets, and strategic relationships with investors, among others.

•
Growth:   We intend to invest in businesses that are on, or have the potential to be on, what we believe to be a promising growth path. We believe that these businesses, in particular ,will benefit from access to incremental capital and over the long term, will benefit from consistent access to public markets. We will seek businesses that have a sustainable competitive advantage and that will support and sustain our expectations of their the growth.

•
Benefit from being public:   We intend to work with management and stakeholders who aspire to have their company become a public entity and generate substantial growth. The benefits to partner companies of transitioning from a private to a public entity may include broader access to debt and equity providers, liquidity for employees and potential acquisitions and expanded branding in the marketplace.

•
Reputation and market acceptance:   We intend to seek companies with a sizable market share in their segment and the opportunity to achieve market leadership. They should also have defensible proprietary technology and intellectual property rights.

•
Appropriate valuations:   We are rigorous, disciplined, and valuation-centric investors, with a keen understanding of market value, upside and potential downside risks.

These criteria are not intended to be exhaustive. Any valuation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a partner business that does not meet the above criteria and guidelines, we will disclose that the partner business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective partner business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.
Initial Business Combination
The NYSE rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.
While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a partner business or businesses, it may be unable to do so if the board is less familiar or experienced with the partner company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the partner business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a partner business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.
We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the partner business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the partner business in order to meet certain objectives of the partner management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% controlling interest in the partner. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one partner business, the 80% of net assets test will be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.
We are not under any obligation to sell any such shares. If we sell shares to our sponsor (or any other investor) in connection with our initial business combination, the equity interest of investors in the combined company may be diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our ordinary shares is greater than the price per share paid in the private placement, the private placement will result in value dilution to you.
Other Considerations
We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Officers and members of our board of directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a partner business as a condition to any agreement with respect to our initial business combination.
Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies we expect they may be involved in and investment funds, accounts, co- investment vehicles and other entities such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies we expect they may be involved in and any other investment vehicles), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same.
However, we do not expect these duties to materially affect our ability to complete our initial business combination.
In addition, our founders, officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, in the future we expect certain of our officers and directors may be officers and/or directors of other future special purpose acquisition companies.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to partner businesses. As an existing public company, we offer a partner business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the partner business may, for example, exchange their capital stock, shares or other equity interests in the partner business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe partner businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the partner business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the partner business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our founding team’s backgrounds will make us an attractive business partner, some potential partner businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.
Financial Position
With funds available for a business combination immediately after our initial public offering in the amount of approximately $215,000,000, exclusive of funds held outside the trust account to meet our expected working capital requirements and after payment of the expenses of our initial public offering and before the payment of $7,525,000 of deferred underwriting fees, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
Competition
In identifying, evaluating and selecting a partner business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger partner businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a partner business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain partner businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. We do not intend to have any full time employees prior to the completion of our initial business combination.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our founding team in their capacity as such.

Item 1A.   Risk Factors
Risk Factor Summary
An investment in our securities involves high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risk that we face, can be found below and should be carefully considered, together with other information in this Report. In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the Proposed Transaction with Markforged, Inc., and if the Proposed Transaction is consummated, additional and different risks and uncertainties related to the business of Markforged, Inc. Such material risks will be set forth in the Company’s registration statement on form S- 4, including a proxy statement/prospectus that we will file with the SEC in connection with the Proposed Transaction.
Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:
We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more partner businesses. We have no plans, arrangements or understandings with any prospective partner business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Past performance by our founding team or their affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our founding team or their affiliates is presented for informational purposes only. Any past experience of and performance by our founding team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our founding team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a partner business as consideration in any business combination.
Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of the business combination we consummate.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
If we seek shareholder approval of our initial business combination, our sponsor and members of our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Our sponsor and members of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 8,062,500, or 37.5%, of the 21,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.
We may seek to enter into a business combination transaction agreement with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective partners will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering.
Consequently, such partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular partner business, we may be unable to complete our initial business combination with any partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.
Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 outbreak may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.
In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.
You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in NYSE’s listing standards, our securities may not continue to be listed on NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $1,100,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we are required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 400 round-lot holders. We may not be able to meet those initial listing requirements at that time.
If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•
a limited availability of market quotations for our securities; reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•
a limited amount of news and analyst coverage; and

•
decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
You are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement warrants were intended to be used to complete an initial business combination with a partner business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partner businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partner businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.
Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our founding team or any of their affiliates are sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our founding team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, members of our founding team or any of their affiliates, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our founding team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct due diligence on a partner business with which we combine, this diligence may not surface all material issues with a particular partner business. In addition, factors outside of the partner business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a partner business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.
Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement between us and our sponsor, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.
However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.
Since only holders of our founder shares have the right to vote on the appointment of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:
•
we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•
we have a compensation committee of our board that is comprised entirely of independent directors with a written charter

•
addressing the committee’s purpose and responsibilities; and

•
we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•
restrictions on the nature of our investments; and

•
restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:
•
registration as an investment company with the SEC;

•
adoption of a specific form of corporate structure; and

•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.
If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.
We may not hold an annual general meeting until after the consummation of our initial business combination.
In accordance with NYSE corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. As an exempted company, there is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our founding team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.
Prior to the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its transferees (which may include our founding team) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.
If we call the warrants for redemption for cash, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.
The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.
The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.
Because we are not limited to evaluating a partner business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular partner business’s operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partner business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partner business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination partner. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our founders’ area of expertise.
We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.
Although we have identified general criteria for evaluating prospective partner businesses, it is possible that a partner business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our initial public offering, there were 378,500,000 and 4,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:
•
may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•
may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•
may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•
may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•
may not result in adjustment to the exercise price of our warrants.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A ordinary shares immediately upon the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of our initial public offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our founding team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific partner business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partner business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.
We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. The transaction may require a shareholder or warrantholder to recognize taxable income in the jurisdiction in which the shareholder or warrantholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrantholders to pay such taxes. Shareholders or warrantholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the partner business, however, cannot presently be ascertained. Although some of our key personnel may remain with the partner business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the partner business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our key personnel may negotiate employment or consulting agreements with a partner business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have a limited ability to assess the management of a prospective partner business and, as a result, may affect our initial business combination with a partner business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective partner business, our ability to assess the partner business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partner business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partner business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination partner’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management — Officers, Directors and Director Nominees.”
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of our initial public offering and until we consummate our initial business combination, we have engaged and intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
In addition, our founders and our directors and officers expect in the future to become affiliated with other public blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to such other blank check companies, prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a partner business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.
We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or pursuing, any transaction with any affiliated entities, we will pursue such a transaction if we determine that such affiliated entity meets our criteria for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Evaluation of a Partner Business and Structuring of Our Initial Business Combination” and such transaction is approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.
On June 26, 2020 our sponsor paid $25,000, or approximately $0.004 per share, to cover for certain offering costs in consideration for 5,750,000 founder shares. On August 10, 2020, our sponsor transferred

25,000 founder shares to each of Michelle Gill, Lachy Groom, Gautam Gupta, Trina Spear, and Laura de Petra, and 30,000 founder shares to Pierre Lamond. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor, pursuant to a written agreement, purchased 3,150,000 private placement warrants at a purchase price of $6,300,000 in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.
We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Report to issue any notes or other debt, or to otherwise incur debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.
Nevertheless, the incurrence of debt could have a variety of negative effects, including:
•
default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•
our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•
our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•
our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our initial public offering and the sale of the private placement warrants provided us with up to $216,000,000 that we may use to complete our initial business combination (inclusive of approximately $1,000,000 held outside the trust account which we intend to use for working capital purposes).
We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.
Accordingly, the prospects for our success may be:
•
solely dependent upon the performance of a single business, property or asset; or

•
dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective partners, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Our founding team may not be able to maintain control of a partner business after our initial business combination. Upon the loss of control of a partner business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a partner business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% interest in the partner. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our founding team will not be able to maintain control of the partner business.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our founding team will endeavor to evaluate the risks inherent in a particular partner business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a partner business. Such combination may not be as successful as a combination with a smaller, less complex organization.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.
The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.
Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of our initial public offering will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchases any units in our initial public offering or if our initial shareholders purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then- outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of our Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the Market Value. This may make it more difficult for us to consummate an initial business combination with a partner business.
Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our founding team and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities — Redeemable Warrants — Public Shareholders’ Warrants — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants. None of the private placement warrants will be redeemable by us (except as set forth under “Description of Securities —  Warrants — Public Shareholders’ Warrants — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees.
Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We issued public warrants to purchase 5,375,000 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement 3,150,000 private placement warrants at $10.00 per share. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 750,000 private placement warrants, at the price of $2.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.
Because each unit contains one-fourth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains one-fourth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partner businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
Because we must furnish our shareholders with partner business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective partner businesses.
The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Cayman Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.
We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our founding team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our founding team.
Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our founding team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Risks Associated with Acquiring and Operating a Business in Foreign Countries
If we pursue a partner company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a partner a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:
•
costs and difficulties inherent in managing cross-border business operations;

•
rules and regulations regarding currency redemption;

•
complex corporate withholding taxes on individuals;

•
laws governing the manner in which future business combinations may be effected;

•
exchange listing and/or delisting requirements;

•
tariffs and trade barriers;

•
regulations related to customs and import/export matters;

•
local or regional economic policies and market conditions;

•
unexpected changes in regulatory requirements;

•
longer payment cycles;

•
tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;

•
currency fluctuations and exchange controls;

•
rates of inflation;

•
challenges in collecting accounts receivable;

•
cultural and language differences;

•
employment regulations;

•
underdeveloped or unpredictable legal or regulatory systems;

•
corruption;

•
protection of intellectual property;

•
social unrest, crime, strikes, riots and civil disturbances;

•
regime changes and political upheaval;

•
terrorist attacks, natural disasters and wars;

•
and deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If our founding team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the partner business at the time of the business combination will remain in place. Management of the partner business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive partner business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that partner business to become profitable.
Exchange rate fluctuations and currency policies may cause a partner business’ ability to succeed in the international markets to be diminished.
In the event we acquire a non-U.S. partner, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any partner business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a partner business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination partner.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
We currently maintain our executive offices at 16 Funston Avenue, Suite A, The Presidio of San Francisco, San Francisco, California 94129. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Item 3.   Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our founding team in their capacity as such.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Market Information
Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “AONE.U,” “AONE” and “AONE.WS.” Our units commenced public trading on August 20, 2020. Our Class A ordinary shares and warrants began separate trading on October 8, 2020.
(b)    Holders
Our December 31, 2020, there was one holder of record of our units, one holder of record of our Class A ordinary shares, seven holders record of our Class B ordinary shares and two holders of record of our warrants.
(c)    Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. If we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d)    Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e)   Performance Graph
Not applicable.
(f)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.
Unregistered Sales
On June 26, 2020, A-star, our sponsor, paid $25,000 or approximately $0.004 per share, to cover for certain offering costs in consideration for 5,750,000 of our Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of A-star is to act as the Company’s sponsor in connection with our Initial Public Offering.
Our sponsor, pursuant to a written agreement, purchased 3,150,000 Private Placement Warrants at a purchase price of $6,300,000 in a private placement which closed simultaneously with the closing of our Initial Public Offering. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds
On August 20, 2020, the Company consummated its Initial Public Offering of 21,500,000 Units, including 1,500,000 over-allotment Units, at $10.00 per Unit, generating gross proceeds of $215,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-240203). The SEC declared the registration statement effective on August 17, 2020.
In connection with the Initial Public Offering, we incurred offering costs of approximately $12.4 million (including approximately $7.5 million of deferred underwriting fees). After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and offering expenses, $215,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the sale of the Private Placement Warrants (or $10.00 per unit sold in the offering) was placed in the Trust Account. The proceeds held in the Trust Account are invested as described elsewhere in this Annual Report on Form 10-K.
There has been no material change in the planned use of the proceeds from the Initial Public Offering and sale of the Private Placement Warrants as is described in our final prospectus related to the Initial Public Offering.
(g)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.
Selected Financial Data.

Not applicable.
Item 7.
Management’s discussion and analysis of financial condition and results of operations

References to the “Company,” “one” “our,” “us” or “we” refer to one. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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
Proposed Business Combination
As more fully described in Note 7 to the financial statements contained in Item 8 as part of this Annual Report on Form 10-K, on February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Caspian Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”). Also, in connection with Merger Agreement, the Company entered into certain related agreements including Subscription Agreements, Sponsor Support Agreement, Stockholder Support Agreement. For more information, the Company’s announcement and the related agreements have been filed on a Current Report on Form 8-K on February 24, 2021.
We expect to expend substantial time and incur significant costs in connection with the proposed business combination with Markforged. If, for any reason, we are unable to consummate the transaction with Markforged, we will have fewer funds available to us to pursue an initial business combination, and will have less time to complete such transaction before we are required to liquidate our trust account and return such funds to our public shareholders.
Liquidity and Capital Resources
As of December 31, 2020, we had approximately $0.9 million in cash and working capital of approximately $1.1 million.

Our liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of approximately $163,000 pursuant to the Note (as defined below) issued to our Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on August 20, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.
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
Results of Operations
Our entire activity from June 24, 2020 (inception) through December 31, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination.
For the period from June 24, 2020 (inception) through December 31, 2020, we had a net loss of approximately $305,000 which consisted of approximately $341,000 in general and administrative expenses, $40,000 of related party administrative fees, partially offset by approximately $76,000 of income from our investments held in the Trust Account.
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
Contractual Obligations
Registration Rights
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
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Investments Held in the Trust Account
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as stockholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 20,364,519 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet
Net Income (Loss) Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 8,525,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted per ordinary share is the same as basic loss per ordinary share for the periods presented.
Our statement of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, by the weighted average number of shares of Class A ordinary shares outstanding since the initial issuance. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.
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
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 8.
Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-18 comprising a portion of this Report.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Management’s Report on Internal Controls Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

None.

Part III
Item 10.
Directors, Executive Officers and Corporate Governance

Directors and Executive Officers
As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:
Name	Age	Position
Kevin E. Hartz	51	Co-Founder, Chief Executive Officer and Director
Spike Lipkin	31	Co-Founder and Director
Troy B. Steckenrider III	34	Co-Founder, Chief Financial Officer and Director
Pierre Lamond	89	Chairman of the Board
Michelle Gill	47	Director
Lachy Groom	26	Director
Gautam Gupta	40	Director
Trina Spear	36	Director
Kevin E. Hartz serves as our Chief Executive Officer. He is also a Co-Founder and serves on our board of directors. Mr. Hartz is the co-founder and currently serves as the Chairman of the board of directors and has served on the board of directors of Eventbrite (NYSE: EB), a global self-service ticketing platform, since October 2005. From September 2016 until June 2018, Mr. Hartz served as a partner and entrepreneur in residence at Founders Fund, a venture capital investment fund. From October 2005 to September 2016, Mr. Hartz served as the Chief Executive Officer of Eventbrite. From 2001 to 2015, Mr. Hartz co-founded and held various roles at Xoom Corporation, a publicly-traded payments processing company that was sold to PayPal (NASDAQ:PYPL) in 2015, including serving as its Chief Executive Officer from 2001 to 2005 and director from 2001 to 2015. Mr. Hartz holds a Masters of Studies degree in History from Oxford University and a Bachelor of Arts and Science in History and Applied Earth Science from Stanford University.
We believe that Mr. Hartz’s broad operational and transactional experience makes him well qualified to serve as Chief Executive Officer and to serve on our board of directors.
Spike Lipkin is a Co-Founder and serves on our board of directors. He is currently Co-Founder and Chief Executive Officer of Newfront Insurance, a technology-enabled insurance brokerage, and has served on the board of directors since 2017. From 2014 to 2015, Mr. Lipkin was on the early team of Opendoor.com, a real estate platform, and later served as the Head of Finance. From 2011 to 2013, Mr. Lipkin worked at The Blackstone Group. Mr. Lipkin holds a MBA from the Stanford University Graduate School of Business, an MPhil from the University of Cambridge, and a Bachelor of Science from The Wharton School of the University of Pennsylvania and a Bachelor of Arts in Philosophy from the University of Pennsylvania.
We believe that Mr. Lipkin’s broad operational and transactional experience makes him well qualified to serve on our board of directors.
Troy B. Steckenrider III serves as our Chief Financial Officer. He is also a Co-Founder and serves on our board of directors. Mr. Steckenrider was previously the Chief Operating Officer at ZeroDown during 2019. From 2015 to 2019, Mr. Steckenrider served as the Director of Capital Markets at Opendoor.com, a real estate platform. From 2011 to 2013, Mr. Steckenrider worked at Bain Capital Private Equity and from 2008 to 2011, Mr. Steckenrider worked at McKinsey & Company. Mr. Steckenrider holds a MBA from Harvard Business School and a Bachelors in Economics from Dartmouth College. He is a CFA Charterholder.
We believe that Mr. Steckenrider’s broad operational and transactional experience makes him well qualified to serve as Chief Financial Officer and to serve on our board of directors.
Pierre Lamond serves as Chairman of our board of directors. Mr. Lamond is an experienced investor, serving as a General Partner at Sequoia Capital from January 1982 to December 2008, where he played a pivotal role in the expansion of the semiconductor, systems and software portfolios. While at Sequoia Capital, he served as chairman of the board of directors of Cypress Semiconductor, Microchip Semiconductor,

Vitesse Semiconductor, Open Silicon Inc., Redback Networks, Verisity and Plumtree and served as a member of the board of directors of Mellanox Technologies and Xoom. From March 2009 to December 2014, Mr. Lamond was a General Partner at Khosla Ventures. From October 2015 to present, Mr. Lamond has been a partner at Eclipse Ventures.
Mr. Lamond is also a pioneer of the semiconductor industry. From February 1966 to August 1981, Mr. Lamond co-founded and held various positions at the National Semiconductor Corporation, including Vice President and General Manager, Integrated Circuits and Chief Technology Officer and Vice President, General Manager of Advanced Products. Prior to that, Mr. Lamond oversaw the development of the advanced high-frequency transistor and the first generation of digital integrated circuits at Fairchild Semiconductor from June 1961 to February 1966. Mr. Lamond holds an MSEE and an MS in Physics from the University of Toulouse, France.
We believe that Mr. Lamond’s broad operational and transactional experience make him well qualified to serve on our board of directors as Chairman.
Michelle Gill serves on our board of directors. Ms. Gill is currently the EVP and Group Business Unit Leader for Lending and Capital Markets at Social Finance Inc. (SoFi), which she joined in April 2018 initially as SoFi’s Chief Financial Officer. From July 2017 to April 2018, Ms. Gill was a Managing Director in the US Assets Business at Sixth Street Partners. From February 2003 to April 2017, Ms. Gill served in various roles at Goldman Sachs, most recently as a partner, co-heading the Structured Finance business. During her time at Goldman Sachs, Ms. Gill held numerous roles including running the Mortgage Finance business, starting and running a Re-Structuring team during the 2008 Global Financial Crisis, and running Whole Loan trading before ultimately co-heading the Structured Finance business. Prior to Goldman Sachs, Ms. Gill held positions at Lehman Brothers and Cadwalader, Wickersham & Taft. Ms. Gill holds a JD from Cornell Law School and a Bachelor of Arts from the University of California at Los Angeles.
We believe that Ms. Gill’s experience in technology and finance industries make her well qualified to serve on our board of directors.
Lachy Groom serves on our board of directors. Mr. Groom is a multi-stage investor out of his own fund, LGFM LLC. Mr. Groom is also currently an investor and the Chairman of Compound Financial since December 2018, and has served on the board of directors of Fast since February 2020. From October 2012 to December 2018, Mr. Groom was an early employee of Stripe where he held various positions, most recently as the Head of Stripe Issuing.
We believe that Mr. Groom’s experience in the technology industry make him well qualified to serve on our board of directors.
Gautam Gupta serves on our board of directors. Previously, Mr. Gupta served as the Chief Financial Officer and Chief Business Officer at Opendoor.com (NASDAQ: OPEN) from October 2019 to September 2020, and was Opendoor’s Chief Operating Officer from July 2017 to October 2019. From April 2013 to July 2017, Mr. Gupta held various positions at Uber, most recently as Head of Finance. From July 2007 to April 2013, Mr. Gupta worked at Goldman Sachs, initially as an Associate and later as a Vice President. Mr. Gupta holds an MBA from the Massachusetts Institute of Technology and a B.A.Sc in Computer Engineering from Nanyang Technological University.
We believe that Mr. Gupta’s experience in technology and finance industries make him well qualified to serve on our board of directors.
Trina Spear serves on our board of directors. Ms. Spear is currently the Co-Founder and Co-CEO of FIGS since January 2013. From July 2011 to January 2013, Ms. Spear was an associate at The Blackstone Group. From July 2005 to June 2009, Ms. Spear held various positions at Citibank, initially as an Investment Banking Analyst and most recently as a Private Equity Associate. Ms. Spear holds an MBA from Harvard Business School and a Bachelor of Arts in Economics from Tufts University.
We believe that Ms. Spear’s experience in the technology industry make her well qualified to serve on our board of directors.

Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Pierre Lamond, Michelle Gill and Troy Steckenrider III, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Trina Spear, Gautam Gupta and Spike Lipkin, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Lachy Groom and Kevin E. Hartz, will expire at our third annual general meeting.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.
Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website.
Audit Committee
We have established an audit committee of the board of directors. Gautam Gupta, Pierre Lamond and Michelle Gill serve as members of our audit committee. Our board of directors has determined that each of Gautam Gupta, Pierre Lamond and Michelle Gill are independent. Gautam Gupta serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of NYSE and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
The audit committee is responsible for:
•
meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•
monitoring the independence of the independent registered public accounting firm;

•
verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•
inquiring and discussing with management our compliance with applicable laws and regulations;

•
pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•
appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We established a nominating committee of our board of directors. The members of our nominating committee are Trina Spear and Lachy Groom. Trina Spear serves as chairwoman of the nominating committee. Our board of directors has determined that each of Trina Spear and Lachy Groom are independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:
•
should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•
should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Compensation Committee
We established a compensation committee of our board of directors. The members of our compensation committee are Lachy Groom and Trina Spear. Lachy Groom serves as chairman of the compensation committee.

Our board of directors has determined that each of Trina Spear and Lachy Groom are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:
•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;

•
implementing and administering our incentive compensation equity-based remuneration plans;

•
assisting management in complying with our proxy statement and annual report disclosure requirements;

•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•
producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.
Conflicts of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:
•
duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•
duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•
directors should not improperly fetter the exercise of future discretion;

•
duty to exercise powers fairly as between different sections of shareholders;

•
duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•
duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:
Individual	Entity	Entity’s Business	Affiliation
Kevin E. Hartz	Eventbrite, Inc.	Digital ticketing	Co-Founder and Chairman of the Board of Directors
	Newfront Insurance	Technology-enabled insurance brokerage	Director
	Lookout	Mobile security platform	Director
Spike Lipkin	Newfront Insurance	Technology-enabled insurance brokerage	Co-Founder, Chief Executive Officer and Director
Troy B. Steckenrider III	ZeroDown	Real-estate platform	Advisor
	Litty.ai	Legal data services	Advisor
Potential investors should also be aware of the following other potential conflicts of interest:
•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
The Company has engaged Newfront Insurance, of which Spike Lipkin is the Co-Founder and serves as its Chief Executive Officer and director and Kevin E. Hartz serves as a director, as broker for the Company’s directors and officers liability insurance. The Company expects to pay a broker commission fee to Newfront Insurance of approximately $41,165.

•
Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. On August 10, 2020, our sponsor transferred 25,000 founder shares to each of Michelle Gill, Lachy Groom, Gautam Gupta, Trina Spear, and Laura de Petra, and 30,000 founder shares to Pierre Lamond. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.
•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.
In January 2021, Messrs. Hartz and Steckenrider, with Mr. Gupta, founded two, a blank check company incorporated for the purposes of effecting a business combination. Mr. Hartz and Mr. Gupta serve as Co-Chief Executive Officers of two, and Mr. Steckenrider serves as Chief Financial Officer of two. Pierre Lamond and Michelle Gill have been nominated to serve as independent directors of two upon its initial public offering. Two has filed with the SEC a registration statement for an initial public offering of its securities. If we do not consummate the proposed transaction with Markforged, Inc., a conflict of interest may arise regarding potential business combination partners.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Item 11.
Executive Compensation

Executive Officer and Director Compensation
On August 10, 2020, our sponsor transferred 25,000 founder shares to each of Michelle Gill, Lachy Groom, Gautam Gupta, Trina Spear, and Laura de Petra, and 30,000 founder shares to Pierre Lamond. None of our executive officers or directors have received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our founding team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our founding team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our founding team’s motivation in identifying or selecting a partner business but we do not believe that the ability of our founding team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2021, with respect to the beneficial ownership of our Class A ordinary shares, by:
•
each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•
each of our executive officers, directors and director nominees; and

•
all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this prospectus.
On June 26, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover for certain offering costs in consideration for 5,750,000 founder shares. On August 10, 2020, our sponsor transferred 25,000 founder shares to each of Michelle Gill, Lachy Groom, Gautam Gupta, Trina Spear, and Laura de Petra, and 30,000 founder shares to Pierre Lamond. In addition, our sponsor, pursuant to a written agreement, purchased an aggregate of 3,150,000 private placement warrants for a purchase price of $6,300,000 that occurred simultaneously with the closing of our initial public offering. On August 20, 2020, in connection with the underwriter’s partial exercise of the over-allotment option, our sponsor surrendered 375,000 founder shares in order to maintain its ownership at 20.0% of the total ordinary shares issued and outstanding upon the closing of our initial public offering. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The number of shares beneficially owned and post-offering percentages in the following table reflect the issuance in connection with our initial public offering of 26,875,000 ordinary shares, consisting of (i) 21,500,000 Class A ordinary shares and (ii) 5,375,000 Class B ordinary shares, issued and outstanding after our initial public offering. Pursuant to Rule 13d-3 of the Exchange Act, the ownership reported below does not include shares underlying the public warrants or private placement warrants.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)(3)(4)	APPROXIMATE PERCENTAGE OF OUTSTANDING ORDINARY SHARES
A-star (our sponsor)(3)	5,220,000	19.4%
Kevin E. Hartz(5)	5,220,000	19.4%
Spike Lipkin(5)	5,220,000	19.4%
Troy B. Steckenrider III(5)	5,220,000	19.4%
Pierre Lamond	30,000	*
Michelle Gill	25,000	*
Lachy Groom	25,000	*
Gautam Gupta	25,000	*
Trina Spear	25,000	*
All officers, directors and director nominees as a group	5,350,000	19.9%
Integrated Core Strategies (US) LLC(6)	1,852,405	8.6%
Bluecrest Capital Management Ltd(7)	1,250,000	5.8%
Senvest Management LLC(8)	1,143,100	5.32%

*
Less than one percent.

(1)
Except as otherwise noted, the business address of each of the following entities and individuals is 16 Funston Avenue, Suite A, The Presidio of San Francisco, San Francisco, California 94129.

(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination.

(3)
Does not include 3,150,000 Class A ordinary shares underlying the private placement warrants.

(4)
The shares reported herein are held in the name of our sponsor. Our sponsor is governed by its managers, Kevin E. Hartz, Spike Lipkin and Troy B. Steckenrider III. As such, the managers have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.

(5)
Does not include any shares indirectly owned by this individual as a result of his ownership interest in our sponsor.

(6)
Based on an Schedule 13G Amendment filed February 8, 2021 by Integrated Core Strategies (US) LLC (“Millennium”), Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103. Millennium may be deemed to be the beneficial owner of 1,852,405 Class A ordinary shares, over which it has shared investment and voting power.

(7)
Based on a Schedule 13G filed on November 13, 2020 by BlueCrest Capital Management Limited, a Cayman Islands exempted company (“BlueCrest”), Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands, JE2 4HR. BlueCrest may be deemed to be the beneficial owner of 1,250,000 Class A ordinary shares, over which it has shared investment and voting power.

(8)
Based on a Schedule 13G filed on March 24, 2021 by Senvest Management, LLC, a Delaware limited liability company (“Senvest”), 540 Madison Avenue, 32nd Floor, New York, New York 10022. Senvest may be deemed to be the beneficial owner of 1,143,100 Class A ordinary shares, over which it has shared investment and voting power.

Immediately after our initial public offering, our initial shareholders beneficially owned approximately 20% of the then issued and outstanding ordinary shares and have the right to appoint all of our directors prior to the completion of our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to the completion of our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.
In connection with the proposed business combination with Markforged, we entered into that certain Sponsor Support Agreement, dated February 23, 2021, between us, our sponsor and certain other of our shareholders, and Markforged (the “Sponsor Support Agreement”). Pursuant to the Sponsor Support Agreement, we have agreed that 50%, or 2,610,000 of the shares of the post-combination company that our sponsor will hold upon the conversion of its Class B ordinary shares will be subject to the vesting conditions based on the stock price of the post-combination company. Any such shares not vested at the time that is five years after the consummation of the business combination will be forfeited.
Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Further, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our initial public offering in favor of our initial business combination.
Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.
Changes in Control
None.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

On June 26, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover for certain offering costs in consideration for 5,750,000 founder shares. On August 10, 2020, our sponsor transferred 25,000 founder shares to each of Michelle Gill, Lachy Groom, Gautam Gupta, Trina Spear, and Laura de Petra, and 30,000 founder shares to Pierre Lamond. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. Accordingly, in connection with the partial exercise of the underwriter’s over-allotment option, our sponsor surrendered 375,000 founder shares on August 20, 2020. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor, pursuant to a written agreement, purchased 3,150,000 private placement warrants for a purchase price of $6,300,000 in a private placement that occurred simultaneously with the closing of our initial public offering. The private placement warrants and Class A ordinary shares issued upon the exercise or conversion thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.
The Company has engaged Newfront Insurance, of which Spike Lipkin is the Co-Founder and serves as its Chief Executive Officer and director and Kevin E. Hartz serves as a director, as broker for the Company’s directors and officers liability insurance. The Company paid a broker commission fee to Newfront Insurance of approximately $41,165.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our founding team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. Further, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in NYSE’s listing standards and applicable SEC rules. Our board of directors has determined that Pierre Lamond, Gautam Gupta, Michelle Gill, Lachy Groom and Trina Spear are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.
Our independent directors have regularly scheduled meetings at which only independent directors are present.
Item 14.
Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.
Audit Fees.    Audit fees consist of fees for professional services rendered for the audit for the period from June 24, 2020 (inception) through December 31, 2020 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from June 24, 2020 (inception) through December 31, 2020 including the services rendered in connection with our initial public offering, totaled $73,925.
Audit-Related Fees.    Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from June 24, 2020 (inception) through December 31, 2020 financial statements and are not reported under “Audit Fees.” For the period from June 24, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render such services.
Tax Fees.    Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from June 24, 2020 (inception) through December 31, 2020, we WithumSmith+Brown, PC did not render such services.
All Other Fees.    All other fees consist of fees billed for all other services. For the period from June 24, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render any of these other services.

PART IV
Item 15.
Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Annual Report:
(1)   Financial Statements
(2)   Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.
Exhibit No.	Description
1.1	Underwriting Agreement, dated as of August 17, 2020, by and among the Registrant and Goldman Sachs & Co. LLC.(2)
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Ordinary Share Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Warrant Agreement, dated as of August 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.*
4.5	Description of Securities.*
10.1	Promissory Note, dated as of June 26, 2020, issued to the Sponsor.(1)
10.2	Securities Subscription Agreement, dated as of June 26, 2020, between the Registrant and the Sponsor.(1)
10.3	Investment Management Trust Agreement, dated as of August 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.*
10.4	Registration and Shareholder Rights Agreement, dated as of August 17, 2020, by and among the Registrant, the Sponsor and the Holders signatory thereto.*
10.5	Private Placement Warrants Purchase Agreement, dated as of August 17, 2020, between the Registrant and the Sponsor.*
10.6	Administrative Services Agreement, dated as of August 17, 2020, between the Company and the Sponsor.*
10.7	Letter Agreement, dated as of August 17, 2020, by and among the Registrant, the Sponsor and each director and officer of the Registrant.*
10.8	Indemnification Agreement, dated as of August 17, 2020, between the Company and Gautam Gupta.*
10.9	Indemnification Agreement, dated as of August 17, 2020, between the Company and Troy Steckenrider III.*
10.10	Indemnification Agreement, dated as of August 17, 2020, between the Company and Eugene Lipkin.*
10.11	Indemnification Agreement, dated as of August 17, 2020, between the Company and Kevin Hartz.*
10.12	Indemnification Agreement, dated as of August 17, 2020, between the Company and Lachy Groom.*
10.13	Indemnification Agreement, dated as of August 17, 2020, between the Company and Catherine Spear.*
10.14	Indemnification Agreement, dated as of August 17, 2020, between the Company and Pierre Lamond.*
10.15	Indemnification Agreement, dated as of August 17, 2020, between the Company and Michelle Gill.*
14.1	Code of Ethics.(1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

Exhibit No.	Description
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
99.1	Form of Audit Committee Charter.(1)
99.2	Form of Compensation Committee Charter.(1)
99.3	Form of Nominating and Corporate Governance Committee Charter.(1)

*
Filed herewith

(1)
Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1/A, filed with the SEC on August 12, 2020.

Item 16.
Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
March 29, 2021
one
/s/ Kevin E. Hartz

Name:
Kevin E. Hartz

Title:
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Name	Position	Date
/s/ Kevin E. Hartz Kevin E. Hartz	Chief Executive Officer and Director (Principal Executive Officer and one’ authorized representative in the United States)	March 29, 2021
/s/ Troy B. Steckenrider III Troy B. Steckenrider III	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2021
/s/ Pierre Lamond Pierre Lamond	Chairman and Director	March 29, 2021
/s/ Michelle Gill Michelle Gill	Director	March 29, 2021
/s/ Lachlan Groom Lachlan Groom	Director	March 29, 2021
/s/ Guatam Gupta Guatam Gupta	Director	March 29, 2021
/s/ Eugene Lipkin Eugene Lipkin	Director	March 29, 2021
/s/ Catherine Spear Catherine Spear	Director	March 29, 2021

ONE

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of one
Opinion on the Financial Statements
We have audited the accompanying balance sheet of one (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 29, 2021

ONE
BALANCE SHEET
December 31, 2020
Assets
Current assets:
Cash	$919,823
Prepaid expenses	314,351
Total current assets	1,234,174
Investments held in Trust Account	215,076,225
Total Assets	$216,310,399
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$115,360
Accrued expenses	24,847
Total current liabilities	140,207
Deferred underwriting commissions	7,525,000
Total liabilities	7,665,207
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 20,364,519 shares subject to possible redemption at $10.00 per share	203,645,190
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,135,481 shares issued and outstanding (excluding 20,364,519 shares subject to possible redemption)	114
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,375,000 shares issued and outstanding	538
Additional paid-in capital	5,303,949
Accumulated deficit	(304,599)
Total shareholders’ equity	5,000,002
Total Liabilities and Shareholders’ Equity	$216,310,399
The accompanying notes are an integral part of these financial statements.

ONE
STATEMENT OF OPERATIONS
For the Period from June 24, 2020 (inception) through December 31, 2020
General and administrative expenses	$340,824
Administrative expenses – related party	40,000
Loss from operations	(380,824)
Net gain from investments held in Trust Account	76,225
Net loss	$(304,599)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	21,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B non-redeemable ordinary shares	5,265,873
Basic and diluted net loss per share, Class B ordinary shares	$(0.07)
The accompanying notes are an integral part of these financial statements.

ONE
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Period from June 24, 2020 (inception) through December 31, 2020
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – June 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of units in initial public offering, gross	21,500,000	2,150	—	—	214,997,850	—	215,000,000
Offering costs	—	—	—	—	(12,375,209)	—	(12,375,209)
Sale of private placement warrants to Sponsor	—	—	—	—	6,300,000	—	6,300,000
Forfeiture of Class B ordinary shares	—	—	(375,000)	(37)	37	—	—
Shares subject to possible redemption	(20,364,519)	(2,036)	—	—	(203,643,154)	—	(203,645,190)
Net loss	—	—	—	—	—	(304,599)	(304,599)
Balance – December 31, 2020	1,135,481	$114	5,375,000	$538	$5,303,949	$(304,599)	$5,000,002
The accompanying notes are an integral part of these financial statements.

ONE
STATEMENT OF CASH FLOWS
For the Period from June 24, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(304,599)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	25,000
Net gain from investments held in Trust Account	(76,225)
Changes in operating assets and liabilities:
Prepaid expenses	(314,351)
Accounts payable	30,360
Accrued expenses	24,847
Net cash used in operating activities	(614,968)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(215,000,000)
Net cash used in investing activities	(215,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related parties	65,000
Repayment of note payable to related parties	(162,854)
Proceeds received from initial public offering, gross	215,000,000
Proceeds received from private placement warrants	6,300,000
Offering costs paid	(4,667,355)
Net cash provided by financing activities	216,534,791
Net change in cash	919,823
Cash – beginning of the period	—
Cash – ending of the period	$919,823
Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accounts payable	$85,000
Offering costs included in note payable – related party	$72,854
Deferred underwriting commissions	$7,525,000
Initial value of Class A ordinary shares subject to possible redemption	$203,847,600
Change in value of Class A ordinary shares subject to possible redemption	$(202,410)
The accompanying notes are an integral part of these financial statements.

ONE
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS
Organization and General
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
At December 31, 2020, the Company had not yet commenced operations. All activity for the period from June 24, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
Proposed Transaction
As more fully described in Note 7, on February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Caspian Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”). Also, in connection with Merger Agreement, the Company entered into certain related agreements including Subscription Agreements, Sponsor Support Agreement, Stockholder Support Agreement. For more information, the Company’s announcement and the related agreements have been filed on a Current Report on Form 8-K on February 24, 2021.
Liquidity and Capital Resources
As of December 31, 2020, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.1 million.
The Company’s liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of approximately $163,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Emerging growth company
As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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
As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.
Offering costs associated with Initial Public Offering
The Company complied with the requirements of the ASC 340-10-S99-1. Offering costs consist legal, accounting, underwriting fees and other incremental costs directly attributable to the Initial Public Offering. These costs were charged to additional paid-in capital upon the completion of the Initial Public Offering.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 20,364,519 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Net income (loss) per ordinary share
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
The Company’s statement of operations includes a presentation of income per share for ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $76,000 for the period from June 24, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $305,000, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.
Income taxes
ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares
On June 26, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 750,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 10, 2020, the Sponsor transferred 25,000 Founder Shares to each of Michelle Gill, Lachy Groom, Gautam Gupta, Trina Spear, and Laura de Petra, and 30,000 Founder Shares to Pierre Lamond. On August 20, 2020, the underwriters exercised their over-allotment option and, an aggregate of 375,000 Founder Shares were forfeited by the Sponsor for no consideration accordingly.
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
Administrative Support Agreement
The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on date the Company’s securities are first listed on the New York Stock Exchange (the “listing date”), for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $40,000 for expenses in connection with the Administrative Support Agreement from the listing date through December 31, 2020.
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
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 6. SHAREHOLDERS’ EQUITY
Preference Shares — The Company is authorized to issue 1,000,000 preference with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 21,500,000 Class A ordinary shares issued or outstanding, including 20,364,519 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At August 20, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On August 20, 2020, the underwriters exercised their over-allotment option in part and, accordingly, an aggregate of 375,000 Founder Shares were forfeited by the Sponsor for no consideration accordingly. As of December 31, 2020, there were 5,375,000 Class B ordinary shares outstanding.
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
NOTE 7. FAIR VALUE MEASURMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury bills maturing on February 18, 2021	$215,076,225	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 21, 2020 (inception) through December 31, 2020.
NOTE 8. SUBSEQUENT EVENTS
On February 23, 2021, the Company entered into Merger Agreement, by and among the Company, Caspian Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company formed on February 22, 2021 (“Merger Sub”), and MarkForged, Inc. (“Markforged”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Markforged.
In connection with the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement, the following transactions, among other things, are expected to occur: (i) prior to the effective time of the transactions contemplated by the Merger Agreement (the “Effective Time”), the Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended (the “DGCL”), and the Cayman Islands Companies Law (As Revised) (the “Domestication”); (ii) prior to the Effective Time, all issued and outstanding shares of preferred stock of Markforged will convert into shares of common stock of Markforged; (iii) prior to the Effective Time, Markforged will repurchase up to approximately $45 million of Markforged securities held by certain of its stockholders (the “Employee Transactions”); (iv) at the Effective Time, upon the terms and subject to the conditions of the Merger Agreement and in accordance with the DGCL, Merger Sub will merge with and into Markforged, with Markforged continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”); (v) at the Effective Time, and after the Domestication, each issued and outstanding share of common stock of Markforged, excluding the shares repurchased in the Employee Transactions, will be cancelled and converted into the right to receive a number of shares of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”), equal to the product of (x) one share of Markforged common stock and (y) the Exchange Ratio (as defined below) (such aggregate number of shares of Company Common Stock, the “Aggregate Merger Consideration”); and (iv) upon the consummation of the Merger (the “Closing”), the Company will be renamed “Markforged Holding Corporation.”

In connection with the Domestication, (i) each then issued and outstanding Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and each then issued and outstanding Class B ordinary share of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”), will convert into one share of Company Common Stock, (ii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Company Common Stock, pursuant to the Company’s existing warrant agreement, and (iii) each then issued and outstanding unit of the Company that has not previously been separated into its underlying securities will be cancelled and the holder thereof will receive one share of Company Common Stock and one-fourth of one warrant to purchase Company Common Stock.
The Exchange Ratio is defined as (i) $1,700,000,000 minus the total dollar amount paid by the Company in connection with the Employee Transactions, divided by (ii) $10.00, divided by (iii) the number of issued and outstanding shares of Markforged common stock, on a fully diluted and as-converted basis (including shares subject to outstanding equity awards of Markforged (“Markforged Equity Awards”) and shares available for issuance in respect of Markforged Equity Awards not yet granted under the Markforged equity incentive plan). In addition, the outstanding Markforged Equity Awards will be converted into equity awards of the Company, on the terms provided in the Merger Agreement. The holders of Markforged common stock and Markforged Equity Awards (whether vested or not) immediately prior to the Effective Time will be entitled to receive, on a pro rata basis, up to 14,666,667 additional shares of Company Common Stock (“Earnout Shares”) as follows: (i) if the volume-weighted average price of Company Common Stock is at least $12.50 for any 20 days in a consecutive 30-trading day period, 8,000,000 Earnout Shares will be issued, (ii) if the volume-weighted average price of Company Common Stock is at least $15.00 for any 20 days in a consecutive 30-trading day period, 6,666,667 Earnout Shares will be issued and (iii) upon a change of control or a liquidation of the Company, all previously unearned Earnout Shares will be issued. Markforged stockholders will not receive any Earnout Shares not earned within five years of the Closing.
The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions and additional closing conditions, including, among others: (i) approval of the Merger and related agreements and transactions by the shareholders of the Company and by the stockholders of Markforged, (ii) the effectiveness of the merger proxy statement / registration statement on Form S-4 to be filed by the Company in connection with the Merger, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iv) receipt of approval for listing on The New York Stock Exchange (the “NYSE”) for the shares of Company Common Stock to be issued in connection with the Merger, (v) the Company having at least $5,000,001 of net tangible assets upon Closing and (vi) the size and composition of the board of directors of the Company after giving effect to the Merger being composed as agreed upon by the parties.
The Merger Agreement may be terminated under certain customary circumstances prior to the Closing.
Certain Related Agreements
Also, in connection with Merger Agreement, the Company entered into certain related agreements including Subscription Agreements, Sponsor Support Agreement, Stockholder Support Agreement.
For more information, the Company’s announcement and the related agreements have been filed on a Current Report on Form 8-K on February 24, 2021.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were available to be issued. Other than what is discussed herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.