Form 10-K/A
period 2020-12-31
one
filed 2021-05-14
CIK 1816613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of May 13, 2021, 21,500,000 Class A ordinary shares, par value $0.0001, and 5,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to one unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of One for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 29, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 20, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, the Audit Committee of the Company, in consultation with our management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 24, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of, and for the periods ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on August 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity or cash flows in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our founding team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Initial Public Offering

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 17, 2020. On August 20, 2020, we consummated our Initial Public Offering of 21,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), which includes 1,500,000 Units sold pursuant to the underwriter’s exercise of its over- allotment option, at $10.00 per Unit, generating gross proceeds of $215,000,000. Each Unit consists of one Public Share and one-fourth of one redeemable warrant (the “Public Warrants”)

Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of 3,150,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to our Sponsor (the “Private Placement”), generating gross proceeds of $6,300,000.

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

Spike Lipkin is our Co-Founder and serves on our board of directors. He is an entrepreneur and investor. Mr. Lipkin is the Co-Founder and Chief Executive Officer of Newfront Insurance, a technology- enabled insurance brokerage. Newfront is transforming the insurance brokerage industry by providing clients with modern technology and data driven consultation. Prior to co-founding Newfront, Mr. Lipkin was on the early team at Opendoor and was on the investment team at Blackstone. Mr. Lipkin received a Bachelor of Science in Economics from the Wharton School and a Bachelor of Arts in Philosophy from the University of Pennsylvania, an MPhil from St. John’s College, University of Cambridge, and an MBA from Stanford University.

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

Proposed Business Combination

As more fully described in Note 11 to the financial statements included in this Annual Report on Form 10-K, on February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Caspian Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”). Also, in connection with Merger Agreement, the Company entered into certain related agreements including Subscription Agreements, Sponsor Support Agreement, Shareholder Support Agreement. For more information on the proposed business combination (the “Proposed Transaction”) and the agreements entered into in connection therewith, see the Company’s announcement and the related agreements filed in the our Current Report on Form 8-K on February 24, 2021.

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

Experience recognizing key technology trends: Our founding team has demonstrated consistent prowess in identifying and investing in major technological trends such as the proliferation of online payments in the financial industry, the sharing economy and its impacts on mobility and lodging, and the power of the Internet in enabling online real estate transactions. In some instances, our team’s identification and investment in a company, believed to be poised to benefit from an identified technological trend pre- dated revenue, representing some of the earliest outside capital to support business growth. We believe our experiences and track record of identifying and participating in key technology trends provides us with a unique advantage in the successful selection of our initial business combination and subsequent guidance of the company.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period.

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

Item 1A. Risk Factors

Risk Factor Summary

An investment in our securities involves high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risk that we face, can be found below and should be carefully considered, together with other information in this Report. In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the Proposed Transaction with Markforged, Inc., and if the Proposed Transaction is consummated, additional and different risks and uncertainties related to the business of Markforged, Inc. Such material risks will be set forth in the Company’s registration statement on form S-4, including a proxy statement/ prospectus that we will file with the SEC in connection with the Proposed Transaction.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non- cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020. See “ --Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Even if we conduct due diligence on a partner business with which we combine, this diligence may not surface all material issues with a particular partner business. In addition, factors outside of the partner business and outside of our control may later arise. As a result of these factors, we may be forced to later write- down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a partner business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by shareholders may be less than $10.00 per public share.

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

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per- share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to- one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

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

The provisions of our amended and restated memorandum and articles of association that relate to our pre- business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the partner business at the time of the business combination will remain in place. Management of the partner business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time- consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of one (the "Company") for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from June 24, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from June 24, 2020 (inception) through September 30, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 20, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, the Audit Committee of the Company, in consultation with our management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 24, 2020 (inception) through December 31, 2020, and our unaudited interim financial statements, as of, and for the quarterly periods ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on August 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our liquidity or cash flows for the Affected Periods.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Proposed Business Combination

As more fully described in Note 11 to the financial statements contained in Item 8 as part of this Annual Report on Form 10-K, on February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Caspian Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”). Also, in connection with Merger Agreement, the Company entered into certain related agreements including Subscription Agreements, Sponsor Support Agreement, Shareholder Support Agreement. For more information, the Company’s announcement and the related agreements have been filed on a Current Report on Form 8-K on February 24, 2021.

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

For the period from June 24, 2020 (inception) through December 31, 2020, we had a net loss of approximately $2.4 million which consisted of approximately $341,000 in general and administrative expenses, $40,000 of related party administrative fees, a loss of $1.7 million due to a change in fair value of derivative warrant liabilities, offering costs of approximately $602,000 associated with derivative warrant liabilities, partially offset by approximately $76,000 of income from our investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from June 24, 2020 (inception) through September 30, 2020 and from June 24, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $0 and an increase of $1,705,000, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 18,574,269 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 8,525,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti- dilutive under the treasury stock method. As a result, diluted per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period

We issued 5,375,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 3,150,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially estimated using a Binomial Lattice in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. Finally, the value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants while the fair value of the Private Placement Warrants continue to be estimated using a Binomial Lattice model.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on August 20, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Kevin E. Hartz	Eventbrite, Inc.	Digital ticketing	Co-Founder and Chairman of the Board of Directors
	Newfront Insurance	Technology-enabled insurance brokerage	Director
	Lookout	Mobile security platform	Director
Spike Lipkin	Newfront Insurance	Technology-enabled insurance brokerage	Co-Founder, Chief Executive Officer and Director
Troy B. Steckenrider III	ZeroDown	Real-estate platform	Advisor
	Litty.ai	Legal data services	Advisor

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	The Company has engaged Newfront Insurance, of which Spike Lipkin is the Co-Founder and serves as its Chief Executive Officer and director and Kevin E. Hartz serves as a director, as broker for the Company’s directors and officers liability insurance. The Company expects to pay a broker commission fee to Newfront Insurance of approximately $41,165.

•	Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. On August 10, 2020, our sponsor transferred 25,000 founder shares to each of Michelle Gill, Lachy Groom, Gautam Gupta, Trina Spear, and Laura de Petra, and 30,000 founder shares to Pierre Lamond. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (As Restated)

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of August 17, 2020, by and among the Registrant and Goldman Sachs & Co. LLC.(2)
3.1	Amended and Restated Memorandum and Articles of Association.(3)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Ordinary Share Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Warrant Agreement, dated as of August 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.(3)
4.5	Description of Securities.(3)
10.1	Promissory Note, dated as of June 26, 2020, issued to the Sponsor.(1)
10.2	Securities Subscription Agreement, dated as of June 26, 2020, between the Registrant and the Sponsor.(1)
10.3	Investment Management Trust Agreement, dated as of August 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.(3)
10.4	Registration and Shareholder Rights Agreement, dated as of August 17, 2020, by and among the Registrant, the Sponsor and the Holders signatory thereto.(3)
10.5	Private Placement Warrants Purchase Agreement, dated as of August 17, 2020, between the Registrant and the Sponsor.(3)
10.6	Administrative Services Agreement, dated as of August 17, 2020, between the Company and the Sponsor.(3)
10.7	Letter Agreement, dated as of August 17, 2020, by and among the Registrant, the Sponsor and each director and officer of the Registrant.(3)
10.8	Indemnification Agreement, dated as of August 17, 2020, between the Company and Gautam Gupta.(3)
10.9	Indemnification Agreement, dated as of August 17, 2020, between the Company and Troy Steckenrider III.(3)
10.10	Indemnification Agreement, dated as of August 17, 2020, between the Company and Eugene Lipkin.(3)
10.11	Indemnification Agreement, dated as of August 17, 2020, between the Company and Kevin Hartz.(3)
10.12	Indemnification Agreement, dated as of August 17, 2020, between the Company and Lachy Groom.(3)
10.13	Indemnification Agreement, dated as of August 17, 2020, between the Company and Catherine Spear.(3)
10.14	Indemnification Agreement, dated as of August 17, 2020, between the Company and Pierre Lamond.(3)
10.15	Indemnification Agreement, dated as of August 17, 2020, between the Company and Michelle Gill.(3)
14.1	Code of Ethics.(1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

Exhibit No.	Description
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
99.1	Form of Audit Committee Charter.(1)
99.2	Form of Compensation Committee Charter.(1)
99.3	Form of Nominating and Corporate Governance Committee Charter.(1)
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

(1) Incorporated by reference to the registrant’s Amendment No. 1 to Registration Statement on Form S-1/A, filed with the SEC on August 12, 2020.

(2) Incorporated by reference to the registrant’s Amendment No. 2 to Registration Statement on Form S-1/A, filed with the SEC on August 12, 2020.

(3) Incorporated by reference to the registrant's Annual Report on Form 10-K, filed with the SEC on March 29, 2021.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May      , 2021

one

/s/ Kevin E. Hartz
Name:	Kevin E. Hartz
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin E. Hartz	Chief Executive Officer and Director	May , 2021
Kevin E. Hartz	(Principal Executive Officer and one’ authorized representative in the United States)

/s/ Troy B. Steckenrider III	Chief Financial Officer and Director	May , 2021
Troy B. Steckenrider III	(Principal Financial and Accounting Officer)

/s/ Pierre Lamond	Chairman and Director	May , 2021
Pierre Lamond

/s/ Michelle Gill	Director	May , 2021
Michelle Gill

/s/ Lachlan Groom	Director	May , 2021
Lachlan Groom

/s/ Guatam Gupta	Director	May , 2021
Guatam Gupta

/s/ Eugene Lipkin	Director	May , 2021
Eugene Lipkin

/s/ Catherine Spear	Director	May , 2021
Catherine Spear

ONE

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of one

Opinion on the Financial Statements

We have audited the accompanying balance sheet of one (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 13, 2021

one

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets
Current assets:
Cash	$919,823
Prepaid expenses	314,351
Total current assets	1,234,174
Investments held in Trust Account	215,076,225
Total Assets	$216,310,399

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$115,360
Accrued expenses	24,847
Total current liabilities	140,207
Deferred underwriting commissions	7,525,000
Derivative warrant liabilities	17,902,500
Total liabilities	25,567,707

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 18,574,269 shares subject to possible redemption at $10.00 per share	185,742,690

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,925,731 shares issued and outstanding (excluding 18,574,269 shares subject to possible redemption)	293
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,375,000 shares issued and outstanding	538
Additional paid-in capital	7,610,730
Accumulated deficit	(2,611,559)
Total shareholders' equity	5,000,002
Total Liabilities and Shareholders' Equity	$216,310,399

The accompanying notes are an integral part of these financial statements.

one

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period From June 24, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$340,824
Administrative expenses - related party	40,000
Loss from operations	(380,824)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(1,705,000)
Offering costs associated with derivative warrant liabilities	(601,960)
Net gain from investments held in Trust Account	76,225
Net loss	$(2,611,559)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	21,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,265,873
Basic and diluted net loss per share, Class B ordinary shares	$(0.51)

The accompanying notes are an integral part of these financial statements.

one

STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY

As Restated - See Note 2

For the period from June 24, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, less fair value of public warrants	21,500,000	2,150	-	-	204,785,350	-	204,787,500
Offering costs	-	-	-	-	(11,773,249)	-	(11,773,249)
Excess of cash received over fair value of private placement warrants	-	-	-	-	315,000	-	315,000
Forfeiture of Class B ordinary shares	-	-	(375,000)	(37)	37	-	-
Shares subject to possible redemption	(18,574,269)	(1,857)	-	-	(185,740,833)	-	(185,742,690)
Net loss	-	-	-	-	-	(2,611,559)	(2,611,559)
Balance - December 31, 2020	2,925,731	$293	5,375,000	$538	$7,610,730	$(2,611,559)	$5,000,002

The accompanying notes are an integral part of these financial statements.

one

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period From June 24, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(2,611,559)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	25,000
Change in fair value of derivative warrant liabilities	1,705,000
Offering costs associated with derivative warrant liabilities	601,960
Net gain from investments held in Trust Account	(76,225)
Changes in operating assets and liabilities:
Prepaid expenses	(314,351)
Accounts payable	30,360
Accrued expenses	24,847
Net cash used in operating activities	(614,968)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(215,000,000)
Net cash used in investing activities	(215,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	65,000
Repayment of note payable to related parties	(162,854)
Proceeds received from initial public offering, gross	215,000,000
Proceeds received from private placement	6,300,000
Offering costs paid	(4,667,355)
Net cash provided by financing activities	216,534,791

Net change in cash	919,823

Cash - beginning of the period	-
Cash - ending of the period	$919,823

Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Offering costs included in accounts payable	$85,000
Offering costs included in note payable - related party	$72,854
Deferred underwriting commissions	$7,525,000
Initial value of Class A ordinary shares subject to possible redemption	$187,650,100
Change in value of Class A ordinary shares subject to possible redemption	$(1,907,410)

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

The Company’s sponsor is A-star, a Cayman Islands exempted limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 17, 2020. On August 20, 2020, the Company consummated its Initial Public Offering of 21,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $215.0 million, and incurring offering costs of approximately $12.4 million, inclusive of approximately $7.5 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,150,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $2.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.3 million (Note 5).

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

The Company will provide its holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Transaction

As more fully described in Note 11, on February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Caspian Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”). Also, in connection with Merger Agreement, the Company entered into certain related agreements including Subscription Agreements, Sponsor Support Agreement, Shareholder Support Agreement. For more information, the Company’s announcement and the related agreements have been filed on a Current Report on Form 8-K on February 24, 2021.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.1 million.

The Company’s liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of approximately $163,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in August 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 20, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on August 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$216,310,399	$-	$216,310,399
Liabilities and shareholders’ equity
Total current liabilities	$140,207	$-	$140,207
Deferred legal fees	-		-
Deferred underwriting commissions	7,525,000	-	7,525,000
Derivative warrant liabilities	-	17,902,500	17,902,500
Total liabilities	7,665,207	17,902,500	25,567,707
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	203,645,190	(17,902,500)	185,742,690
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	114	179	293
Class B ordinary shares - $0.0001 par value	538	-	538
Additional paid-in-capital	5,303,949	2,306,781	7,610,730
Accumulated deficit	(304,599)	(2,306,960)	(2,611,559)
Total shareholders’ equity	5,000,002	-	5,000,002
Total liabilities and shareholders’ equity	$216,310,399	$-	$216,310,399

	Period From June 24, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(380,824)	$-	$(380,824)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(1,705,000)	(1,705,000)
Offering costs associated with derivative warrant liabilities	-	(601,960)	(601,960)
Net gain from investments held in Trust Account	76,225	-	76,225
Total other (expense) income	76,225	(2,306,960)	(2,230,735)
Net loss	$(304,599)	$(2,306,960)	$(2,611,559)

Basic and Diluted weighted-average Class A ordinary shares outstanding	21,500,000	-	21,500,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	5,265,873	-	5,265,873
Basic and Diluted net loss per Class B share	$(0.07)	-	$(0.51)

	Period From June 24, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(304,599)	$(2,306,960)	$(2,611,559)
Change in fair value of derivative warrant liabilities	-	$1,705,000	1,705,000
Offering costs associated with derivative warrant liabilities	-	601,960	601,960
Net cash used in operating activities	(614,968)	-	(614,968)
Net cash used in investing activities	(215,000,000)	-	(215,000,000)
Net cash provided by financing activities	216,534,791	-	216,534,791
Net change in cash	$919,823	$-	$919,823

In addition, the impact to the balance sheet dated August 20, 2020, filed on Form 8-K on August 26, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $16.2 million increase to the derivative warrant liabilities line item at August 20, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

	As of August 20, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$216,841,686	$-	$216,841,686
Liabilities and shareholders’ equity
Total current liabilities	$469,077	$-	$469,077
Deferred legal fees	-		-
Deferred underwriting commissions	7,525,000	-	7,525,000
Derivative warrant liabilities	-	16,197,500	16,197,500
Total liabilities	7,994,077	16,197,500	24,191,577
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	203,847,600	(16,197,500)	187,650,100
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	112	161	273
Class B ordinary shares - $0.0001 par value	538	-	538
Additional paid-in-capital	5,116,691	601,799	5,718,490
Accumulated deficit	(117,332)	(601,960)	(719,292)
Total shareholders’ equity	5,000,009	-	5,000,009
Total liabilities and shareholders’ equity	$216,841,686	$-	$216,841,686

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements and Note 10 – Quarterly Financial Information (unaudited), the Company’s financial statements for the period from June 24, 2020 (inception) through December 31, 2020, and for the unaudited interim periods ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.

Offering costs associated with Initial Public Offering

The Company complied with the requirements of the ASC 340-10-S99-1. Offering costs consist legal, accounting, underwriting fees and other incremental costs directly attributable to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 5,375,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 3,150,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Binomial Lattice in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. Finally, the value of the warrants is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of Public Warrants subsequently been measured based on the listed market price of such warrants while the fair value of the Private Placement Warrants continue to be estimated using a Binomial Lattice model.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 18,574,269 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

The Company’s statement of operations includes a presentation of income per share for ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $76,000 for the period from June 24, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $2.6 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

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

NOTE 4. INITIAL PUBLIC OFFERING

On August 20, 2020, the Company consummated its Initial Public Offering of 21,500,000 Units, including 1,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $215.0 million, and consummated the simultaneous private placement of 3,150,000 Private Placement Warrants to the Sponsor, at a price of $2.00 per Private Placement Warrant, generating gross proceeds of $6.3 million, incurring offering costs of approximately $12.4 million, inclusive of approximately $7.5 million in deferred underwriting commissions. The Company deposited $215.0 million of the net proceeds in the Trust Account, of which $7.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company has 5,375,000 and 3,150,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

The warrants have an exercise price of at $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the Newly Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

NOTE 9. FAIR VALUE MEASURMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$215,076,225	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$11,287,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$6,615,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 2020, when the Public Warrants were separately listed and traded.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Binomial Lattice model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Binomial Lattice model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since October 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $1.7 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Binomial Lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the expected volatility of its Class A ordinary share warrants based on the implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2020:

	As of August 20, 2020	As of December 31, 2020
Volatility	45.0%	25.8%
Stock price	n/a	$10.77
Risk-free rate	0.35%	0.43%
Dividend yield	0.0%	0.0%

The change in the fair value of Level 3 fair value measurements for the period from June 24, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 Derivative warrant liabilities at June 24, 2020 (inception)	$-
Issuance of Public and Private Warrants	16,197,500
Transfer to Level 1 measurement - Public Warrants	(10,212,500)
Change in fair value of derivative warrant liabilities	630,000
Level 3 Derivative warrant liabilities at December 31, 2020	$6,615,000

Note 10—Quarterly Financial Information (Unaudited)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact on net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$216,445,723	$-	$216,445,723
Liabilities and shareholders’ equity
Total current liabilities	$161,956	$-	$161,956
Deferred legal fees	-
Deferred underwriting commissions	7,525,000	-	7,525,000
Derivative warrant liabilities	-	16,197,500	16,197,500
Total liabilities	7,686,956	16,197,500	23,884,456
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	203,758,760	(16,197,500)	187,561,260
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	112	162	274
Class B ordinary shares - $0.0001 par value	538	-	538
Additional paid-in-capital	5,190,381	601,798	5,792,179
Accumulated deficit	(191,024)	(601,960)	(792,984)
Total shareholders’ equity	5,000,007	-	5,000,007
Total liabilities and shareholders’ equity	$216,445,723	$-	$216,445,723

	Period From June 24, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(201,002)	$-	$(201,002)
Other (expense) income:
Change in fair value of warrant liabilities	-	-	-
Offering costs associated with derivative warrant liabilities	-	(601,960)	(601,960)
Net gain from investments held in Trust Account	9,978	-	9,978
Total other (expense) income	9,978	(601,960)	(591,982)
Net loss	$(191,024)	$(601,960)	$(792,984)

Basic and Diluted weighted-average Class A ordinary shares outstanding	21,500,000	-	21,500,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	5,162,280	-	5,162,280
Basic and Diluted net loss per Class B share	$(0.04)	-	$(0.16)

	Period From June 24, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(191,024)	$(601,960)	$(792,984)
Offering costs associated with derivative warrant liabilities	-	601,960	601,960
Net cash used in operating activities	(393,915)	-	(393,915)
Net cash used in investing activities	(215,000,000)	-	(215,000,000)
Net cash provided by financing activities	216,459,791	-	216,459,791
Net change in cash	$1,065,876	$-	$1,065,876

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review other than as described in footnote 2, and the items below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements

On February 23, 2021, the Company entered into Merger Agreement, by and among the Company, Caspian Merger Sub Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company formed on February 22, 2021 (“Merger Sub”), and MarkForged, Inc. (“Markforged”). The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Markforged.

In connection with the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement, the following transactions, among other things, are expected to occur: (i) prior to the effective time of the transactions contemplated by the Merger Agreement (the “Effective Time”), the Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended (the “DGCL”), and the Cayman Islands Companies Law (As Revised) (the “Domestication”); (ii) prior to the Effective Time, all issued and outstanding shares of preferred stock of Markforged will convert into shares of common stock of Markforged; (iii) prior to the Effective Time, Markforged will repurchase up to approximately $45 million of Markforged securities held by certain of its shareholders (the “Employee Transactions”); (iv) at the Effective Time, upon the terms and subject to the conditions of the Merger Agreement and in accordance with the DGCL, Merger Sub will merge with and into Markforged, with Markforged continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”); (v) at the Effective Time, and after the Domestication, each issued and outstanding share of common stock of Markforged, excluding the shares repurchased in the Employee Transactions, will be cancelled and converted into the right to receive a number of shares of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”), equal to the product of (x) one share of Markforged common stock and (y) the Exchange Ratio (as defined below) (such aggregate number of shares of Company Common Stock, the “Aggregate Merger Consideration”); and (iv) upon the consummation of the Merger (the “Closing”), the Company will be renamed “Markforged Holding Corporation.”

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

The Exchange Ratio is defined as (i) $1,700,000,000 minus the total dollar amount paid by the Company in connection with the Employee Transactions, divided by (ii) $10.00, divided by (iii) the number of issued and outstanding shares of Markforged common stock, on a fully diluted and as-converted basis (including shares subject to outstanding equity awards of Markforged (“Markforged Equity Awards”) and shares available for issuance in respect of Markforged Equity Awards not yet granted under the Markforged equity incentive plan). In addition, the outstanding Markforged Equity Awards will be converted into equity awards of the Company, on the terms provided in the Merger Agreement. The holders of Markforged common stock and Markforged Equity Awards (whether vested or not) immediately prior to the Effective Time will be entitled to receive, on a pro rata basis, up to 14,666,667 additional shares of Company Common Stock (“Earnout Shares”) as follows: (i) if the volume-weighted average price of Company Common Stock is at least $12.50 for any 20 days in a consecutive 30-trading day period, 8,000,000 Earnout Shares will be issued, (ii) if the volume-weighted average price of Company Common Stock is at least $15.00 for any 20 days in a consecutive 30-trading day period, 6,666,667 Earnout Shares will be issued and (iii) upon a change of control or a liquidation of the Company, all previously unearned Earnout Shares will be issued. Markforged shareholders will not receive any Earnout Shares not earned within five years of the Closing.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions and additional closing conditions, including, among others: (i) approval of the Merger and related agreements and transactions by the shareholders of the Company and by the shareholders of Markforged, (ii) the effectiveness of the merger proxy statement / registration statement on Form S-4 to be filed by the Company in connection with the Merger, (iii) expiration or termination of the waiting period under the Hart-Scott- Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iv) receipt of approval for listing on The New York Stock Exchange (the “NYSE”) for the shares of Company Common Stock to be issued in connection with the Merger, (v) the Company having at least $5,000,001 of net tangible assets upon Closing and (vi) the size and composition of the board of directors of the Company after giving effect to the Merger being composed as agreed upon by the parties.

The Merger Agreement may be terminated under certain customary circumstances prior to the Closing.

Certain Related Agreements

Also, in connection with Merger Agreement, the Company entered into certain related agreements including Subscription Agreements, Sponsor Support Agreement, Shareholder Support Agreement.

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