Form 10-Q
period 2021-06-30
Markforged Holding Corp
filed 2021-08-12
CIK 1816613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

MARKFORGED HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-39453	98-1545859
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

480 Pleasant Street Watertown, MA		02472
(Address Of Principal Executive Offices)		(Zip Code)

(866)
496-1805
Registrant’s telephone number, including area code
one
16 Funston Avenue, Suite A
The Presidio of San Francisco
San Francisco, California
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock, $0.0001 par value per share	MKFG	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock, $0.0001 par value	MKFG.WS	New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
9
, 2021, the registrant had 185,251,837 shares of common stock, par value $0.0001 per share, issued and outstanding.

Markforged Holding Corporation
Form
10-Q
For The Three and Six Months Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	4

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2021 and for the Period from June 24 (inception) through June 30, 2020	5

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the Period from June 24 (inception) through June 30, 2020	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from June 24 (inception) through June 30, 2020	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	55

Summary of the Material Risks Associated with Our Business

•
We have history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities. We have a relatively limited operating history and have experienced rapid growth, which makes evaluating our current business and future prospects difficult and may increase the risk of your investment. Our operating results may fluctuate significantly from period-to-period.

•
The additive manufacturing industry in which we operate is characterized by rapid technological change, which requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.

•
A pandemic, epidemic, or outbreak of an infectious disease, such as the
COVID-19
pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our products. The
COVID-19
pandemic has caused material disruption to our business in the second and third quarters of 2020.

•	We face significant competition in our industry. If we are unable to create new products or meet the demands of our customers, our business could be materially adversely affected.

•	We depend on our network of value-added resellers and our business could be materially adversely affected if they do not meet our expectations.

•
We depend heavily on third-party suppliers. If they or their facilities become unavailable or inadequate, our business could be adversely affected. We may experience significant delays in the design, production and launch of our additive manufacturing solutions and enhancements to existing products, and we may be unable to successfully commercialize products on our planned timelines.

•	We rely on a limited number of third-party logistics providers for distribution of our products, and their failure to distribute our products effectively would adversely affect our sales.

•
If demand for our products does not grow as expected, or if market adoption of additive manufacturing does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.

•
Defects in new products or in enhancements to our existing products that give rise to product returns or warranty or other claims could result in material expenses, diversion of management time and attention and damage to our reputation.

•
We may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level. As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities. We depend on a limited number of third-party contract manufacturers for a substantial portion of all of our manufacturing needs and any delay, disruption or quality control problems in their operations, including due to the
COVID-19
pandemic, could cause harm to our operations, including loss of market share and damage to our brand.

•
We have experienced, and expect to continue to experience, rapid growth and organizational change since inception. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers.

•
A real or perceived defect, security vulnerability, error or performance failure in our software or technical problems or disruptions caused by our third-party service providers could cause us to lose revenue, damage our reputation and expose us to liability.

•
Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United
States locations. Global economic, political and social conditions and uncertainties in the market that we serve may adversely impact our business.

•
A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

•
We are, and have been in the recent past, subject to business and intellectual property litigation. We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply. We could face liability if our additive manufacturing solutions are used by our customers to print dangerous objects.

•
If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

EXPLANATORY NOTE
Prior to July 14, 2021, we were a blank check company known as one (“one”) incorporated in the Cayman Islands on June 24, 2020 as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
one, and after the Domestication (as defined below), “Markforged Holding Corporation,” previously entered into an Agreement and Plan of Merger, dated as of February 23, 2021 (the “Merger Agreement”), by and among one, Caspian Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of AONE (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”). On July 14, 2021, as contemplated by the Merger Agreement and described in the section titled “
Domestication Proposal
” beginning on page 138 of the final prospectus and definitive proxy statement, dated June 24, 2021 (the “Proxy Statement/Prospectus”) and filed with the Securities and Exchange Commission (the “SEC”), one filed a notice of deregistration and necessary accompanying documents with the Cayman Islands Registrar of Companies, and a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which one was domesticated and continues as a Delaware corporation, changing its name to “Markforged Holding Corporation” (the “Domestication”).
As used herein, the words “the Company,” “we,” “us,” and “our” refer to, for periods following the Business Combination, Markforged Holding Corporation, together with is direct and indirect subsidiaries, and for periods prior to the Business Combination, one, and its direct and indirect subsidiaries, as applicable. In addition, the word “one” refers to the Company prior to the completion of the Business Combination.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations of Markforged Holding Corporation. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this prospectus, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements in this Quarterly Report on Form
10-Q
include, for example, statements about:

•	the benefits of the Business Combination;

•	our financial performance;

•	the effect of uncertainties related to the COVID-19 pandemic;

•	the expected growth of the additive manufacturing industry;

•	our anticipated growth and our ability to achieve and maintain profitability in the future;

•	the impact of the regulatory environment and complexities with compliance related to such environment on us;

•	our ability to respond to general economic, political and business conditions;

•	our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

•	the success of our marketing efforts and our ability to expand our customer base;

•	our ability to develop new products, features and functionality that are competitive and meet market needs;

•	our ability to maintain an effective system of internal controls over financial reporting; and its ability to grow and manage growth profitably and retain key employees;

•	our inability to realize the anticipated benefits of the Business Combination;

•	the outcome of legal or governmental proceedings that may be instituted against us; and

•	other factors detailed under the section titled “ Risk Factors ”.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form
10-Q
and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Markforged Holding Company
(f/k/a ONE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$306,896	$919,823
Prepaid expenses	248,596	314,351

Total current assets	555,492	1,234,174
Investments held in Trust Account	215,099,354	215,076,225

Total Assets	$215,654,846	$216,310,399

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,921	$115,360
Accrued expenses	2,715,966	24,847

Total current liabilities	2,720,887	140,207
Deferred underwriting commissions	7,525,000	7,525,000
Derivative warrant liabilities	19,607,500	17,902,500

Total liabilities	29,853,387	25,567,707
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 18,080,145 and 18,574,269 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	180,801,450	185,742,690
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 3,419,855 and 2,925,731 shares issued and outstanding (excluding 18,080,145 and 18,574,269 shares subject to	342	293
possible redemption) at June 30, 2021 and December 31, 2020, respectively
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,375,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	538	538
Additional paid-in capital	12,551,921	7,610,730
Accumulated deficit	(7,552,792)	(2,611,559)

Total shareholders’ equity	5,000,009	5,000,002

Total Liabilities and Shareholders’ Equity	$215,654,846	$216,310,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Markforged Holding Company
(f/k/a ONE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the period from June 24, 2020 (inception) through June 30, 2020

General and administrative expenses	$1,104,977	$3,199,362	$11,030
Administrative expenses - related party	30,000	60,000	—

Loss from operations	(1,134,977)	(3,259,362)	(11,030)
Other income (expenses)
Change in fair value of derivative warrant liabilities	3,069,000	(1,705,000)	—
Net gain from investments held in Trust Account	3,248	23,129	—

Net income (loss)	$1,937,271	$(4,941,233)	$(11,030)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	21,500,000	21,500,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,375,000	5,375,000	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$0.36	$(0.92)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Markforged Holding Company
(f/k/a ONE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	2,925,731	$293	5,375,000	$538	$7,610,730	$(2,611,559)	$5,000,002
Shares subject to possible redemption	687,851	68	—	—	6,878,442	—	6,878,510
Net loss	—	—	—	—	—	(6,878,504)	(6,878,504)

Balance - March 31, 2021 (Unaudited)	3,613,582	$361	5,375,000	$538	$14,489,172	$(9,490,063)	$5,000,008
Shares subject to possible redemption	(193,727)	(19)	—	—	(1,937,251)	—	(1,937,270)
Net income	—	—	—	—	—	1,937,271	1,937,271

Balance - June 30, 2021 (Unaudited)	3,419,855	$342	5,375,000	$538	$12,551,921	$(7,552,792)	$5,000,009

For the Period from June 24, 2020 (inception) through June 30, 2020

	Ordinary Shares
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance - June 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(11,030)	(11,030)

Balance - June 30, 2020 ( u naudited)	—	$—	5,750,000	$575	$24,425	$(11,030)	$13,970

The accompanying notes are an integral part of these condensed consolidated financial statements

Markforged Holding Company
(f/k/a ONE)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For the period from June 24, 2020 (inception) through June 30, 202 0
Cash Flows from Operating Activities:

Net loss	$(4,941,233)	$(11,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,705,000	—
Net gain from investments held in Trust Account	(23,129)	—
Changes in operating assets and liabilities:
Prepaid expenses	65,755	—
Accounts payable	(110,439)	—
Accrued expenses	2,691,119	11,030

Net cash used in operating activities	(612,927)	—

Net change in cash	(612,927)	—
Cash - beginning of the period	919,823	—

Cash - end of the period	$306,896	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$158,237
Deferred offering costs included in accounts payable	$—	$8,000
Deferred offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Change in value of Class A ordinary shares subject to possible redemption	$(4,941,240)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Organization and General
Markforged Holding Corporation is an additive manufacturing company. Our platform, The Digital Forge, is an intuitive additive manufacturing platform powering engineers, designers and manufacturing professionals globally. The Digital Forge combines precise and reliable 3D printers and metal and composite proprietary materials seamlessly with its cloud-based learning software offering to empower manufacturers to create more resilient and agile supply chains. Founded in 2013 by two
MIT-educated
engineers, we are a company of over 300 engineers, builders and problem solvers. We are based in greater Boston, Massachusetts, where we have our own in-house
manufacturing facility and where we design all of our industrial 3D printers, software and metal and composite proprietary materials.
one (when referred to prior to the Business Combination, the “Company”) was an incorporated blank check company incorporated in the Cayman Islands on June 24, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
At June 30, 2021, the Company had not yet commenced operations. All activity for the period from June 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company did not generate any operating revenue prior to the completion of the Business Combination. The Company generateed non-operating
income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The Company’s sponsor was
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
Initial Business Combination
The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination.
The Company provided its holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The Public Shareholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount distributed to Public Shareholders who redeemed their Public Shares was not be reduced by the deferred underwriting commissions the Company paid to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Combination
The Company, and after the Domestication (as defined below), “Markforged Holding Corporation,” previously entered into an Agreement and Plan of Merger, dated as of February 23, 2021, by and among one, Caspian Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of one, and MarkForged, Inc., a Delaware corporation. On July 14, 2021, as contemplated by the Merger Agreement and described in the section titled “
Domestication Proposal
” beginning on page 138 of the final prospectus and definitive proxy statement, dated June 24, 2021 filed with the Securities and Exchange Commission, the Company filed a notice of deregistration and necessary accompanying documents with the Cayman Islands Registrar of Companies, and a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which one was domesticated and continues as a Delaware corporation, changing its name to “Markforged Holding Corporation” (the “Domestication”).
Note 2 — Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents.
Investments Held in the Trust Account
At June 30, 2021, the Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measuremen
t
 is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of June 30, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of June 30, 2021, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds.
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
at the end of each reporting period.
The 5,375,000
warrants
issued in connection with the Initial Public Offering (the “Public Warrants”) and the 3,150,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially estimated using a Binomial Lattice in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. Finally, the value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of warrants issued in connection with the Company’s Initial Public Offering have subsequently been measured based on the listed market price of such warrants while the fair value of the Private Placement Warrants continue to be estimated using a Binomial Lattice model.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 18,080,145 and 18,574,269 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve month
s
.
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
At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
For the three and six months ended June 30, 2021, the Company’s unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A ordinary share
Numerator: Income allocable to Class A ordinary share
Income from investments held in Trust Account	$3,248	$23,129
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A ordinary share	$3,248	$23,129

Denominator: Weighted average Class A ordinary share
Basic and diluted weighted average shares outstanding, Class A ordinary share	21,500,000	21,500,000

Basic and diluted net income per share, Class A ordinary share	$0.00	$0.00

Class B ordinary share
Numerator: Net income (loss) minus net income allocable to Class A ordinary share
Net income (loss)	$1,937,271	$(4,941,233)
Net income allocable to Class A ordinary share	3,248	23,129

Net income (loss) attributable to Class B ordinary share	$1,934,023	$(4,964,362)

Denominator: Weighted average Class B ordinary share
Basic and diluted weighted average shares outstanding, Class B ordinary share	5,375,000	5,375,000

Basic and diluted net income (loss) per share, Class B ordinary share	$0.36	$(0.92)

Recent Accounting Pronouncements
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

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,150,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.3 million.
Prior to the consummation of the Business Combination, each warrant was exercisable to purchase one

Class A ordinary share at
$11.50
per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company did not complete a Business Combination within the Combination Period, the Private Placement Warrants would have expired worthless.
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
Administrative Support Agreement
The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on date the Company’s securities are first listed on the New York Stock Exchange (the “listing date”), for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively for expenses in connection with the Administrative Support Agreement.
Note 5 — Commitments and Contingencies
Registration and Shareholder Rights
The holders of Founder Sha
r
es, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, were entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Markforged Holding Company
(f/k/a ONE)
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
Note 6 — Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company has 5,375,000 and 3,150,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days ’ prior written notice of redemption; and

•
if, and only if, the last reported sales price (the “closing price”) of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any
20
trading days within a
30
-trading
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
Note 7 — Shareholders’ Equity
Preference Shares
 - The Company is authorized to issue 1,000,000 preference with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class
 A Ordinary Shares
 - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 21,500,000 Class A ordinary shares issued or outstanding, including 18,080,145 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were 21,500,000 Class A ordinary shares issued or outstanding, including 18,574,269 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
 - The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At August 20, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On August 20, 2020, the underwriters exercised their over-allotment option in part and, accordingly, an aggregate of 375,000 Founder Shares were forfeited by the Sponsor for no consideration accordingly. As of June 30, 2021 and December 31, 2020, there were 5,375,000 Class B ordinary shares outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market fund	$215,099,354	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$12,362,500	$—	$—
Derivative warrant liabilities - Private	$—	$—	$7,245,000

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S Treasury bills maturing on February 18, 2021	$215,076,225	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$11,287,500	$—	$—
Derivative warrant liabilities - Private	$—	$—	$6,615,000
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 202
0
, when the Public Warrants were separately listed and traded.
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
For the three months ended June 30, 2021, the Company recognized a gain to the condensed statement of operations resulting from an decrease in the fair value of liabilities of $3.1 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statement of operations. For the six months ended June 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $1.7 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statement of operations.
The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Binomial Lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of June 30, 2021
Volatility	25.8%	36.2%
Stock price	$10.77	$9.98
Risk-free rate	0.43%	0.88%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities as classified level 3 for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$6,615,000
Change in fair value of derivative warrant liabilities	1,764,000

Level 3 - Derivative warrant liabilities at March 31, 2021	$8,379,000
Change in fair value of derivative warrant liabilities	(1,134,000)

Level 3 - Derivative warrant liabilities at June 30, 2021	$7,245,000

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Subsequent Events
The Company (“AONE”), a Cayman Islands exempted company, and after the Domestication (as defined below), “Markforged Holding Corporation,” previously entered into an Agreement and Plan of Merger, dated as of February 23, 2021 (the “Merger Agreement”), by and among AONE, Caspian Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of AONE (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”).
On July 14, 2021, as contemplated by the Merger Agreement and described in the section titled “
Domestication Proposal
” beginning on page 138 of the final prospectus and definitive proxy statement, dated June 24, 2021 (the “Proxy Statement/Prospectus”) and filed with the Securities and Exchange Commission (the “SEC”), AONE filed a notice of deregistration and necessary accompanying documents with the Cayman Islands Registrar of Companies, and a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which AONE was domesticated and continues as a Delaware corporation, changing its name to “Markforged Holding Corporation” (the “Domestication”).
As a result of and upon the effective time of the Domestication, among other things, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of AONE (the “Class A Ordinary Shares”) automatically converted, on a one-for-one
basis, into a share of common stock, par value $0.0001 per share, of Markforged Holding Corporation (the “New Common Stock”); (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of AONE (the “Class B Ordinary Shares”) automatically converted, on a one-for-one
basis, into shares of New Common Stock; (iii) each of the then issued and outstanding redeemable warrants of AONE (the “AONE Warrants”) automatically converted, on a one-for-one
basis, into redeemable warrants to acquire one share of New Common Stock (the “New Warrants”); and (iv) each of the then issued and outstanding units of AONE that had not been previously separated into the underlying Class A Ordinary Shares and underlying AONE Warrants upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Common Stock and one-fourth
of one New Warrant. No fractional New Warrants were issued, and no fractional shares of New Common Stock were issued or will be issuable upon the exercise of New Warrants.
On July 13, 2021, AONE held an extraordinary general meeting of stockholders (the “Special Meeting”), at which the AONE stockholders considered and adopted, among other matters, a proposal to approve the Merger (as defined below), including approving the other transactions contemplated by the Merger Agreement and related agreements described in the Proxy Statement/Prospectus.
On July 14, 2021, as contemplated by the Merger Agreement and described in the section titled “
BCA Proposal
” beginning on page 98 of the Proxy Statement/Prospectus, Markforged Holding Corporation consummated the merger transaction contemplated by the Merger Agreement, whereby Merger Sub merged with and into Markforged, with the separate corporate existence of Merger Sub ceasing and Markforged being the surviving corporation and a wholly owned subsidiary of Markforged Holding Corporation (the “Merger” and, together with the Domestication, the “Transactions”).
Immediately prior to the effective time of the Merger (the “Effective Time”), Markforged purchased approximately $45.0 million of its securities from certain of its stockholders (the “Employee Transactions”), and each outstanding share of Markforged preferred stock was converted on a one-for-one
basis into shares of Markforged common stock, par value $0.0001 per share (the “Markforged Common Stock”) (the “Preferred Stock Conversion”). Holders of 6,418,667 Class A Ordinary Shares sold in AONE’s initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from AONE’s initial public offering, calculated as of two business days prior to the consummation of the Merger, which was approximately $10.005 per share, or $64,216,731.96 in the aggregate (the “Redemption”). The remaining approximately $150.9 million in AONE’s trust account was released to Markforged Holding Corporation, net of transaction expenses.
At the Effective Time, among other things, each outstanding share of Markforged Common Stock as of immediately prior to the effective time of the Merger (after giving effect to the Employee Transactions and the Preferred Stock Conversion), other than (x) any shares of Markforged Common Stock subject to Markforged Awards (as defined below) and (y) any shares of Markforged capital stock held in treasury by Markforged, which treasury shares were canceled as part of the Merger, was canceled and converted into the right to receive a number of shares of New Common Stock equal to the product of one share of Markforged Common Stock multiplied by the Exchange Ratio (as defined below). No fractional shares were issued in the Merger, and any fractional shares that a holder of Markforged securities would have otherwise been entitled to in the Merger were eliminated in accordance with the terms of the Merger Agreement.
At the Effective Time, all options to purchase shares of Markforged Common Stock and all restricted stock units based on shares of Markforged Common Stock outstanding as of immediately prior to the Merger (together, the “Markforged Awards”) were converted into (a) options to purchase shares of New Common Stock (“New Options”), and (b) restricted stock units based on shares of New Common Stock (“New RSUs”), respectively.

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The “Exchange Ratio,” defined as (i) $1.7 billion minus the aggregate amount paid pursuant to the Employee Transactions (the “Equity Value,” or $1.655 billion), divided by (ii) $10.00, divided by (iii) the number of issued and outstanding shares of Markforged Common Stock, on a fully diluted and as-converted
basis (including shares subject to outstanding Markforged Awards and shares available for issuance in respect of Markforged Awards not yet granted under Markforged’s existing incentive plan), was approximately 0.9522514.
The holders of Markforged Common Stock and Markforged Awards (whether vested or not) immediately prior to the Effective Time are entitled to receive, on a pro rata basis, up to 14,666,667 additional shares of New Common Stock (“Markforged Earnout Shares”) as follows: (i) if the volume-weighted average price of New Common Stock is at least $12.50 for any 20 trading days in a consecutive
30-trading
day period, 8,000,000 Markforged Earnout Shares will be issued, (ii) if the volume-weighted average price of New Common Stock is at least $15.00 for any 20 trading days in a consecutive
30-trading
day period, 6,666,667 Markforged Earnout Shares will be issued and (iii) upon a change of control or a liquidation of Markforged Holding Corporation, all previously unearned Markforged Earnout Shares will be issued. Markforged stockholders will not receive any Markforged Earnout Shares not earned as of July 14, 2026. Any Markforged Earnout Share that would otherwise be distributed to a holder of a Markforged Award that is unvested as of the date of distribution will be distributed in the form of a New RSU, which will vest subject to the same vesting conditions as the underlying award. If such Markforged Award holder forfeits the underlying Markforged Award, then such holder’s right to receive the allocable Markforged Earnout Shares will immediately terminate (and such Markforged Earnout Shares would instead be distributed on a pro rata basis to the other eligible former holders of Markforged Common Stock and Markforged Awards).
Concurrently with the execution of the Merger Agreement, AONE entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among AONE, Markforged,
A-star,
a Cayman Islands limited liability company and AONE’s sponsor (the “Sponsor”), and the other holders of the Class B Ordinary Shares (collections, the “Sponsor parties”), which provides, among other things, that 50% of the shares of New Common Stock held by the Sponsor as a result of the conversion of its Class B Ordinary Shares in connection with the Domestication (the “Sponsor Earnout Shares”) will be subject to the following vesting conditions: (i) 50% of the Sponsor Earnout Shares (25% of the Sponsor’s total shares) will vest if the volume-weighted average price of New Common Stock is at least $12.50 for any 20 trading days in a consecutive
30-trading
day period and (ii) 50% of the Sponsor Earnout Shares (25% of the Sponsor’s total shares) will vest if the volume-weighted average price of New Common Stock is at least $15.00 for any 20 trading days in a consecutive
30-trading
day period. Any Sponsor Earnout Shares not vested as of July 14, 2026 will be forfeited.
PIPE Investment
As previously announced, on February 23, 2021, concurrently with the execution of the Merger Agreement, AONE entered into subscription agreements with certain investors (collectively, the “PIPE Investors”) pursuant to which, on the terms and subject to the conditions therein, the PIPE Investors collectively subscribed for 21,000,000 shares of New Common Stock at $10.00 per share for an aggregate purchase price equal to $210,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Transactions.
Post-Closing Capitalization
On July 14, 2021 immediately following the Transactions and after giving effect to the Merger, the Employee Transactions, the Preferred Stock Conversion, the PIPE Investment and the Redemption, Markforged Holding Corporation’s capitalization consisted of:

185,251,837	Shares of New Common Stock outstanding
8,524,984	Shares of New Common Stock subject to outstanding New Warrants (of which 3,150,000 are in respect of private placement warrants held by Sponsor)
18,434,577	Shares of New Common Stock subject to outstanding options and RSUs under the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (the “2021 Plan”)
212,211,398	Total outstanding equity at closing, including vested and unvested options and RSUs
24,065,423	Shares of New Common Stock reserved for issuance under the 2021 Plan
4,700,000	Shares of New Common Stock reserved for future issuance under the Markforged Holding Corporation 2021 Employee Stock Purchase Plan
14,666,667	Shares of New Common Stock reserved for future issuance as Markforged Earnout Shares and/or Earnout RSUs

Markforged Holding Company
(f/k/a ONE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the consummation of the Transactions, AONE’s units ceased trading on the New York Stock Exchange (the “NYSE”) and, on July 15, 2021, the shares of New Common Stock and the New Warrants began trading under the symbols “MKFG” and “MKFG.WS,” respectively.
Terms used but not defined herein, or for which definitions are not otherwise incorporated by reference herein, shall have the meaning given to such terms in the Proxy Statement/Prospectus and such definitions are incorporated herein by reference. Unless the context otherwise requires, all references to “we”, “us” or “our” refer to Markforged Holding Corporation.
Registration Rights Agreement
On July 14, 2021, in connection with the consummation of the Transactions and as contemplated by the Merger Agreement, Markforged Holding Corporation, the Sponsor Parties and certain former stockholders of Markforged entered into the Registration Rights Agreement.
Lock-up
Agreements
On July 14, 2021, in connection with the consummation of the Transactions and as contemplated by the Merger Agreement, Markforged Holding Corporation entered into separate
Lock-Up
agreements with certain of stockholders of Markforged Holding Corporation, which agreements are identical except for, as indicated in the Form of
Lock-Up
Agreement filed as Exhibit 10.8, an additional provision applicable only to those stockholders who are also party to the Registration Rights Agreement (the Sponsor Parties and certain former holders of the preferred stock of Markforged), and an additional provision applicable only to the Sponsor Parties.
The material terms of the Registration Rights Agreement and
Lock-up
Agreement are described in the section of the Proxy Statement/Prospectus beginning on page 115 under the section entitled “
BCA Proposal—Related Agreements
.” Such descriptions are qualified in their entirety by the text of such agreements, which are included as Exhibit 10.8 to this Report and are incorporated herein by reference.
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
Unless otherwise noted, as used herein, the words “the Company,” “we,” “us,” and “our” refer to, for periods following the Business Combination, Markforged Holding Corporation, together with is direct and indirect subsidiaries, and for periods prior to the Business Combination, one, and its direct and indirect subsidiaries, as applicable
. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Overview
Our platform, The Digital Forge, is an intuitive additive manufacturing platform powering engineers, designers and manufacturing professionals globally. The Digital Forge combines precise and reliable 3D printers and metal and composite proprietary materials seamlessly with its cloud-based learning software offering to empower manufacturers to create more resilient and agile supply chains. Founded in 2013 by two
MIT-educated
engineers, Markforged is a company of over 300 engineers, builders and problem solvers. We are based in greater Boston, Massachusetts, where we have our own in-house
manufacturing facility and where we design all of our industrial 3D printers, software and metal and composite proprietary materials.
Prior to the consummation of the Business Combination, we were a blank check company incorporated as a Cayman Islands exempted company on June 24, 2020. one was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Recent Developments
Merger agreement
On July 14, 2021, we consummated the previously announced Business Combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 23, 2021 between one, Caspian Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of one (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Markforged”), under which Merger Sub merged with and into Markforged, with Markforged being the surviving corporation as a wholly-owned subsidiary of one. In connection with the Business Combination, one changed its name to “Markforged Holding Corporation”.
Impact of the
COVID-19
Pandemic
In December 2019, a novel coronavirus disease
(“COVID-19”)
was identified and on March 11, 2020, the World Health Organization characterized
COVID-19
as a pandemic. We are continuing to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the markets that we serve.
As governments worldwide scrambled to control the
COVID-19
pandemic, local governments imposed restrictions on facilities in order to contain the spread of
COVID-19.
As a result of these facilities closures, we experienced delays in shipments and installations as well as decreased utilization of our installed products, leading to a decrease in sales of consumables materials, which had an adverse effect on our revenue. While vaccines have become publicly available and states, including Massachusetts where our headquarters is located, have begun to ease restrictions, the extent to which our operations may be impacted by the
COVID-19
pandemic will depend largely on future developments, which are uncertain and cannot be accurately predicted, including the timing, pace and scale of the recovery of global economic conditions. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

In the near term, we have undertaken certain measures to mitigate the impacts of the
COVID-19
pandemic on our financial position, cash flows and supply chain. We executed a reduction in force to control headcount related costs. Additionally, we have continued to work closely with our suppliers to ensure sufficient inventory is procured for our manufacturing and sales forecasts. While the health and safety of our employees has been our priority, we have continued to operate our manufacturing facilities with the implementation of additional safety measures, appropriate social distancing protocol, and in compliance with government regulations.
Our focus on longer term profitability is based on our investments in research and development, our VAR network, and go to market strategy. Research and development are core to our growth strategy to enable our platform to expand customer use cases and additive technology. We endeavor to expand and optimize our network of VARs which has been key to our expanding unit economics and global distribution.
For more information on operations and risks related to the pandemic, please see the section of this registration statement titled “
Risk Factors — General Risk Factors, The global
COVID-19
pandemic has significantly affected our business and operations
”.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.3 million in our operating bank account, and a working capital deficit of approximately $2.2 million.
Our liquidity needs up to June 30, 2021 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of approximately $163,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on August 20, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
On February 23, 20
2
1
, we
entered into the Merger Agreement with Merger Sub and Markforged and closed the Business Combination on July 14, 2021.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We did not generate any operating revenues prior to the closing and completion of the Business Combination.
For the three months ended June 30, 2021, we had net income of approximately $1.9 million, which consisted of approximately $3.1 million in change in fair value of derivative warrant liabilities and approximately $20,000 in net gain from investments held in Trust Account, partly offset by approximately $1.1 million in general and administrative expenses and $30,000 in administrative expenses – related party.
For the six months ended June 30, 2021, we had a net loss of approximately $4.9 million, which consisted of approximately $3.2 million in general and administrative expenses, $60,000 in administrative expenses – related party, approximately $1.7 million in change in fair value of derivative warrant liabilities, offset by approximately $23,000 in net gain from investments held in Trust Account.
For the period from June 24, 2020 (inception) through June 30, 2020, we had a net loss of approximately $11,000, which consisted solely of administrative expenses.
Contractual Obligations
Registration and Shareholder Rights
The holders of Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, were entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $7.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee became payable to the underwriters from the amounts held in the Trust Account solely upon the completion of the Business Combination, subject to the terms of the underwriting agreement.
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
at the end of each reporting period.
The 5,375,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 3,150,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially estimated using a Binomial Lattice in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. Finally, the value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs. The fair value of warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants while the fair value of the Private Placement Warrants continues to be estimated using a Binomial Lattice model.
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
At June 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
For the three and six months ended June 30, 2021, our unaudited condensed statements of operations include a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time we are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these other legal matters (including the matter involving Continuous Composites Inc., which the Company previously disclosed) will have a material adverse effect on our results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

Item 1A.	Risk Factors
A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form
10-Q,
including our unaudited consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Quarterly Report on Form
10-Q
before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.
Risks Related to Markforged’s Business and Industry
Risks Related to Our Operating History
We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.
We have a history of losses since our inception in 2013 and have funded our cash flow deficits primarily through the issuance of capital stock. As of June 30, 2021, we had an accumulated deficit of $100.7 million, including net losses of $21.0 million for the six months ended June 30, 2021, and $10.9 million for 2020 and $29.9 million for 2019. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

We cannot make any assurances that these investments will result in increased revenue or growth in our business. Additionally, as a public company, we expect our legal, accounting and other expenses to be substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. Any such increased expenditures make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have a revenue history, we expect to bring new additive manufacturing products to market that we anticipate will generate a substantial portion of our future revenue, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may exceed forecasts, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.
We have a relatively limited operating history and have experienced rapid growth, which makes evaluating our current business and future prospects difficult and may increase the risk of your investment.
Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and the trading price of our stock may decline. We intend to derive a substantial portion of our revenues from sales of new and existing hardware products, which sales are non-recurring
and subject to significant risk and fluctuation.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

The financial projections included in this prospectus are based on our estimates and assumptions as of the dates indicated in this prospectus concerning various factors, which are subject to significant risks and uncertainties, many of which are beyond our control, and therefore actual results may differ materially. These estimates and assumptions include, among others: the continuing effects of the
COVID-19
pandemic, projections of the size and growth of the overall additive manufacturing industry, revenue growth for our existing products, our ability to develop and successfully commercialize new products and services, the mix of hardware, services and consumables revenue, the performance of our VARs, and cost assessments. These estimates and assumptions require the exercise of judgment and may not occur and are subject to various economic, business, competitive, regulatory, legislative, political and other factors beyond our control, including, for example, changes in customer demand, increased costs in our supply chain, and market acceptance of our products and services. There can be no assurance that the prospective results will be realized or that actual results will not be significantly higher or lower than estimated. Our failure to achieve our projected results could harm the trading price of our securities and financial position.
Our operating results may fluctuate significantly from
period-to-period
and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly from period-to-period.
Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our common stock would likely decline. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, factors that may cause our operating results to fluctuate include:

•	the degree of market acceptance of our products;

•	our ability to compete with competitors and new entrants into our markets;

•	changes in our pricing policies or those of our competitors, including our response to price competition;

•	the effectiveness of our securing new orders and fulfilling existing orders;

•	the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers and operations;

•	the mix of products that we sell during any period;

•	the timing of our sales and deliveries of our products to customers;

•	changes in the amount that we spend to develop and manufacture new products or technologies;

•	timing of expenditures to develop and bring to market new or enhanced products and the generation of revenue from those products;

•	changes in the amounts that we and our value added resellers (“VARs”) spend to promote our products;

•	changes in the cost of satisfying our warranty obligations and servicing our products, including with respect to our obligations related to our “success plan” offerings;

•	litigation-related expenses and/or liabilities;

•	unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;

•	disruptions to our internal and third-party manufacturing facilities and processes;

•	disruptions to our information technology systems or our third-party contract manufacturers;

•	disruptions to our global supply chain;

•	the geographic distribution of our sales;

•	general economic and industry conditions that affect customer demand; and

•	changes in accounting rules and tax laws.
In addition, sales of our products are subject to the adoption and capital expenditure cycles of our customers sales cycle, and seasonality among our customers may cause our revenues and operating results to fluctuate from period to period. Accordingly, we typically experience increased sales during the fourth quarter and, to a lesser extent, the third quarter of our fiscal year relative to the first and second quarters. Additionally, for our more complex solutions, which may require additional facilities investment and installation support, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition. Accordingly, you should not rely on quarter-over-quarter and year-over-year comparisons of our results as an indicator of our future performance.
The global
COVID-19
pandemic has significantly affected our business and operations.
The
COVID-19
pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide. In light of the uncertain situation relating to the spread of
COVID-19,
we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate. These measures include temporarily closing our offices to visitors and limiting the number of employees in our offices to those that are deemed essential for manufacturing and research purposes, as well as virtualizing, postponing or canceling customer, employee and industry events.
The
COVID-19
pandemic has also created many negative headwinds that present risks to our business and results of operations. For example, it has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions have caused reduced capital expenditures by our existing customers and potential new customers, which negatively impacted our sales, especially during the period between March 2020 and May 2020 in which we experienced a decrease in sales compared to the relevant period in 2019. This reduction was particularly prevalent among customers that are large companies purchasing our more expensive products that require greater on-site
installation support. Further, in April 2020, we conducted a reduction in force as a result of reduced demand for our products and uncertainty about future revenues. Because the future effects of the
COVID-19
pandemic are unpredictable, the impact could be more prolonged and significant in the future. These disruptions could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. We cannot predict the long-term impact that the
COVID-19
pandemic may have on our business and cannot guarantee that it will not be materially negative. Although vaccines have recently become available to the public and states, including Massachusetts where our headquarters is located, have begun to ease certain restrictions, we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the
COVID-19
pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations.

Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. Currently, as a result of the work and travel restrictions related to the
COVID-19
pandemic, and the precautionary measures that we have adopted, most of our field sales and professional services activities are being conducted remotely, which has resulted in a decrease in our travel expenditures. However, we have begun in-person
interactions at trade shows and other customer events where permitted. We expect our travel expenditures to increase in the future, which could negatively impact our financial condition and results of operations. As of the date of this prospectus, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term.
In addition, many of our suppliers are experiencing operational challenges as a result of
COVID-19,
which in turn may destabilize our supply chain or otherwise have an adverse effect on our ability to provide products to our customers. Our suppliers may have to temporarily close a facility for disinfecting after employees tested positive for
COVID-19,
face staffing shortages from employees who are sick or apprehensive about coming to work or be overwhelmed by unexpected demand. Because of measures we took to increase inventory, the difficulties experienced by our suppliers have had minimal impact on our ability to ship products to our customers; however, these measures had a negative impact on short-term profitability and if the
COVID-19
pandemic continues, it may negatively affect our inventory and delay delivery to our customers, which in turn will adversely affect our revenue and results of operations. If our suppliers are unable to deliver the materials we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all. If we are unable to adequately purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.
Additionally, the
COVID-19
pandemic has impacted, and may continue to impact, our headquarters, which is our primary corporate office, sales and marketing center and has also impacted our in-house
manufacturing location, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, if even a small number of our employees who work in clusters relating to critical functions such as manufacturing, procurement, supply chain, and research and development, test positive for
COVID-19,
the entire business function could be temporarily shut down to ensure the safety of our employees and the effectiveness of business would be severely impacted. Additionally, while Massachusetts and other states have begun to ease restrictions on in-person
operations, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. Furthermore, as a result of the
COVID-19
pandemic, we have required all employees who are able to do so to work remotely on a full-time or partial basis. It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the
COVID-19
pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
More generally, the
COVID-19
pandemic has had, and is expected to continue to have, an adverse effect on economies and financial markets globally, leading to a continued economic downturn, which is expected to decrease technology spending generally and could adversely affect demand for our platforms and services. It is not possible at this time to estimate the full impact that
COVID-19
will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
To the extent the
COVID-19
pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, and comply with the covenants in the agreements that govern our indebtedness.

Risks Related to the Additive Manufacturing Industry
The additive manufacturing industry in which we operate is characterized by rapid technological change, requiring continual innovation and development of new products and innovations to meet constantly evolving customer demands.
Our revenues are derived from the sale of 3D printers and related materials and services. The additive manufacturing market is subject to rapid innovation and technological change and our customers’ needs are rapidly evolving. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in additive manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products. Our ability to compete in the additive manufacturing market depends, in large part, on our success in developing and introducing new 3D printers and technology, in improving our existing products and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:

•	predict future customer demand;

•	develop cost effective new products and technologies that address the increasingly complex needs of prospective customers;

•	enhance our existing products and technologies;

•	respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;

•	adequately protect our intellectual property as we develop new products and technologies;

•	identify the appropriate technology or product to which to devote our resources; or

•	ensure the availability of cash resources to fund research and development.
Even if we successfully introduce new additive manufacturing products and technologies and enhance our existing products and technologies, it is possible that these will eventually supplant our existing products or that our competitors will develop new products and technologies that will replace our own. As a result, any of our products may be rendered obsolete or uneconomical by our or our competitors’ technological advances, leading to a loss in market share, decline in revenue and adverse effects to our business and prospects.
We face intense and growing competition in the additive manufacturing industry. Our inability to compete effectively with our competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.
The additive manufacturing industry in which we operate is highly competitive. We compete for customers with a wide variety of producers of additive manufacturing equipment that creates 3D objects and end-use
parts, as well as with providers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of products and services that may render our existing or future products obsolete, uneconomical or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources than us, including name recognition, as well as experience and expertise in intellectual property rights and operating within certain international markets or industry verticals, any of which may enable them to compete effectively against us. Moreover, many of our competitors have more extensive customer and partner relationships than we do, and may therefore be in a better position to identify and respond to market developments or changes in customer demands, including successfully developing technologies that outperform our technologies. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. For example, a number of companies that have substantial resources have announced that they are beginning production of 3D printers, which will further enhance the competition we face.

Future competition may arise from the development of allied or related techniques for equipment, materials, software and services that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies.
We intend to continue to follow a strategy of continuing product development, VAR and distribution network expansion to enhance our competitive position to the extent practicable. But we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products and technologies, demand for our products may decline, and our operating results may suffer.
Declines in the prices of our products and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.
Our business is subject to price competition. Such price competition may adversely affect our results of operation, especially during periods of decreased demand. Decreased demand also adversely impacts the volume of our sales. If our business is not able to offset price reductions resulting from these pressures, or decreased volume of sales due to contractions in the market, by improved operating efficiencies and reduced expenditures, then our operating results will be adversely affected.
Although we generally do not have long-term supply agreements, certain of our operating costs are fixed and cannot readily be reduced, which has an impact on our operating results. To the extent the demand for our products slows, or the additive manufacturing market contracts, we may be faced with excess manufacturing capacity and related costs that cannot readily be reduced, which will adversely impact our financial condition and results of operations. Conversely, because we generally do not have long-term supply agreements, we are subject to the risk of significant cost increases by our suppliers.
Increased consolidation among our customers, suppliers and competitors in the additive manufacturing industry may have an adverse effect on our business and results of operations.
Increased consolidation in the additive manufacturing industry among our customers, suppliers and competitors may adversely affect our business and results of operations. Customer consolidation could lead to changes in buying patterns, slowdowns in spending, and impact our distribution channels. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Any of the foregoing results will adversely affect our business, financial condition and results of operations.
In addition, supplier consolidation may lead to increased prices of materials for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain materials that are required to manufacture our products.
We may experience significant delays in the design, production and launch of our additive manufacturing solutions and enhancements to existing products, and we may be unable to successfully commercialize products on our planned timelines.
We have several additive manufacturing solutions and enhancements to existing products that are still under development. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products or enhancements under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

•	misalignment between the products and customer needs;

•	length of sales cycles;

•	insufficient product innovation;

•	product quality and performance issues;

•	insufficient resources or qualified personnel to develop the product;

•	failure of the product to perform in accordance with the customer’s expectations and industry standards;

•	inability to procure parts of adequate quality needed to build the product on commercially acceptable terms, or at all;

•	insufficient labor or process stability to build the product to required specifications;

•	ineffective distribution, sales and marketing;

•	delay in obtaining any required regulatory approvals;

•	the impact of the COVID-19 pandemic on production and demand for our products;

•	unexpected production costs and delays; or

•	release of competitive products.
Our success in the market for the new products we develop will depend in part on our ability to prove our new products’ capabilities in a timely manner. Until demonstration, our customers may not believe that our products and/or technology have the capabilities they were designed to have or that we believe they have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a competitor, including another larger and more established company, may take longer than expected to make the decision to order our products, or may not have the budget or decision making authority to purchase the product. Significant revenue from new product investments may not be achieved for a number of years, if at all. If the timing of our launch of new products and/or of our customers’ acceptance of such products is different than our assumptions, our revenue and results of operations may be adversely affected.
Changes in our product mix may impact our gross margins and financial performance.
Our financial performance may be affected by the mix of products and services we sell during a given period. We expect to continue to offer products at a variety of price points. Sales of certain of our products have, or are expected to have, higher gross margin contributions than others. If our product mix shifts too far into lower gross margin products, or we are unable to maintain or increase gross margins, and we are not able to sufficiently reduce the engineering, production and other costs associated with those products or substantially increase the sales of our higher gross margin products, our profitability could be reduced. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up
and
start-up
costs. Relatedly, if our product mix shifts such that our production rates decrease, our product costs and margins may be negatively impacted. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.
Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.
Market opportunity estimates and growth forecasts included in this prospectus, including the expected size and growth of the markets for additive manufacturing technology and other markets in which we participate, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if these markets experience the forecasted growth described in this prospectus, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this prospectus, including internally generated estimates and the third-party estimate that the size of the total addressable market is expected to be approximately $115 billion in 2030, should not be taken as indicative of our future growth. In addition, these forecasts may not adequately consider the impact of the current global
COVID-19
pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

Risks Related to Our Business Operations
Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.
Demand for our product lines is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs, our competitors’ pricing and marketing strategies, our customers’ budgets, the value our products bring to our customers and our desire to hit revenue goals can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our products and product lines could be negatively impacted and our business, results of operations and brand could suffer.
Our revenue model is evolving and we may introduce new revenue models or avenues that may not be accepted by our customers and as such will not materialize.
We depend on our network of VARs and other distribution partners and if we fail to maintain successful relationships, or if they fail to perform, our ability to market, sell and distribute our products will be limited, and our business, financial position and results of operations will be harmed.
We rely heavily on our global network of VARs and other distribution partners to sell our products and to provide installation and support services to customers in their respective geographic regions. These VARs and other distribution partners may not be as effective in selling our products or installing and supporting our customers as we expect. Moreover, a VAR or other distribution partner may misrepresent the capabilities of our products without our knowledge either intentionally or unintentionally due to the inherent complexity of our products. Further, our VARs and other distribution partners can terminate their contracts with us at any time, and if our contracts with a significant number of VARs and other distribution partners, or with the most effective VARs and other distribution partners, were to terminate or if they would otherwise fail or refuse to sell certain of our products, we may not be able to find replacements that are as qualified or as successful in a timely manner, if at all.
Recruiting and retaining qualified VARs and other distribution partners and training them in our technologies requires significant time and resources. These VARs and other distribution partners may also market, sell and support other technologies in unrelated markets and may devote more resources to the marketing, sales and support of such products.
In addition, if our VARs and other distribution partners do not perform as anticipated, or if we are unable to secure qualified and successful VARs and other distribution partners, our sales will suffer, which would have an adverse effect on our revenues and operating results. Because we also depend upon our VARs and other distribution partners to provide installation and support services for products, if our VAR or distribution partner relationships were terminated or limited to certain products, we may face disruption in providing support for our customers, which would adversely affect our brand, reputation and our results of operations. Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and adversely affect our financial results and brand.

Further, we require that our VARs and other distribution partners adhere to all local laws and regulations, but it is possible that a VAR or other distribution partner could violate such laws or regulations, which could adversely impact our business, reputation and financial results and brand. Our indirect sales and distribution model could subject us to lawsuits, potential liability and brand and reputational harm if, for example, any of our VARs and other distribution partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies.
Additionally, while none of our VARS or other distribution partners represents more than 10% of our sales, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition. Furthermore, a significant portion of our accounts receivable payment periods are greater than 90 days. During that time, the VAR or distribution partner may default on its obligations or we may otherwise be unable to collect the payments due to us, which could adversely affect our results of operations and financial condition.
If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruption, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.
In the case of certain materials, we have specified a certain grade of a product to be used in our manufacturing process. While there are several potential suppliers of most of these component materials that we use, we currently choose to use only one or a limited number of suppliers for several of these components and materials. For those materials, we could be impacted by any changes our suppliers make to such materials, which could include specification changes, lead time or cancellation of the material. If there is not an alternate product available, replacement thereof would require significant engineering and manufacturing efforts by us to qualify a replacement. Additionally, if a supplier of such materials decided to terminate their relationship with us, we may face delays in our production as we seek out a replacement supplier. Our reliance on a single or limited number of vendors involves a number of risks, including:

•	potential shortages of some key components;

•	product performance shortfalls, if traceable to particular product components, since the supplier of the faulty component cannot readily be replaced;

•	discontinuation of a product or certain materials on which we rely;

•	potential insolvency of these vendors; and

•	reduced control over delivery schedules, manufacturing capabilities, quality and costs.

In addition, we evaluate new suppliers pursuant to our internal procedures. This process involves evaluations of varying durations, which may cause production delays if we were required to qualify a new supplier unexpectedly. We generally assemble our systems and parts based on our internal forecasts and the availability of raw materials, assemblies, components and finished goods that are supplied to us by third parties, which are subject to various lead times. If certain suppliers were to decide to discontinue production of an assembly, component or raw material that we use, the unanticipated change in the availability of supplies, or unanticipated supply limitations, could cause delays in, or loss of, sales, increased production or related costs and consequently reduced margins, and damage to our reputation. If we were unable to find a suitable supplier for a particular component, material or compound, we could be required to modify our existing products or the end-parts
that we offer to accommodate substitute components, material or compounds. While we monitor risk internally related to our sourcing (particularly concerning raw materials), there is no guarantee that will sufficiently protect us if we suddenly lose access to supplies unexpectedly.
Any shortage of a particular component, material or compound could materially and adversely affect our ability to manufacture our products and could lead to increased costs to acquire such resources which could adversely affect our business and financial condition. We have in the past experienced and may in the future experience materials shortages and price fluctuations of certain key components, materials and compounds, and the predictability of the availability and pricing of these components, materials and compounds may be limited. Shortages of components, materials or compounds or pricing fluctuations could be material in the future. In the event of a components, materials or compounds shortage, supply interruption or material pricing change from suppliers of these components, materials or compounds, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components, materials or compounds may be time-consuming, difficult, and costly and we may not be able to source these components, materials or compounds on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these components, materials or compounds, or the inability to obtain these components, materials or compounds from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and VARs and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component, material or compound costs could result in lower gross margins. Even where we are able to pass increased costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components, materials or compounds in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of ours.
Our business model is predicated, in part, on developing or expanding recurring revenues through the sale of our hardware, consumables, and services. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.
Our business model is dependent, in part, on our ability to develop, maintain and increase sales of our hardware, consumables, and services as they generate recurring revenues. Existing and future customers of our systems may not purchase our consumables and services at the same rate at which customers currently purchase those offerings. If our current and future customers purchase a lower volume of our consumables and services, resulting overall in lower purchases of consumables and services on average than with our current installed customer base, our recurring revenue stream relative to our total revenues would be reduced and our operating results would be adversely affected.

We rely on a limited number of third-party logistics providers for distribution of our products, and their failure to distribute our products effectively would adversely affect our sales.
We rely on a limited number of third-party logistics providers for shipping our products. Each third-party logistics provider stores our products in a limited number of warehouses where they prepare and ship our products based on digital instructions. The use of a limited number of third-party logistics providers increases the risk that a fire or damage from another type of disaster at any of the warehouses may result in a disruption of our commercialization efforts. Additionally, because we use a limited number of third-party logistics providers, if there is a disruption in the distribution channels of such third-party logistics providers, our business and financial condition could be adversely impacted.
If our third-party logistics providers do not fulfill their contractual obligations to us, or refuse or fail to adequately distribute our products, such as by shipping our products to the incorrect recipient, or the agreements are terminated without adequate notice, shipments of our products, and associated revenues, would be adversely affected. In addition, we expect that it may take a significant amount of time if we were required to change our third-party logistics providers and would require significant efforts to provide the systems support required for a new provider to effectively support our operations.
If demand for our products does not grow as expected, or if market adoption of additive manufacturing does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.
We believe that the industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve additive manufacturing technology, is undergoing a shift towards additive manufacturing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of additive manufacturing technologies or our products may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards additive manufacturing. We must anticipate, sometimes several years in advance, the direction that the additive market is taking. We may not correctly anticipate the direction, which may lead us to invest in the wrong products, which may adversely affect our results of operation and financial condition. If additive manufacturing technology does not continue to gain broader market acceptance as an alternative to conventional manufacturing processes, or if the marketplace adopts additive manufacturing technologies that differ from our technologies, we may not be able to increase or sustain the level of sales of our products, and our operating results would be adversely affected as a result.
Defects in new products or in enhancements to our existing products that give rise to product returns or warranty or other claims could result in material expenses, diversion of management time and attention and damage to our reputation.
Our additive manufacturing solutions are complex and may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a machine has been used. We may not know which products are affected by defects. These defects could be systemic and could affect all of the products we shipped prior to discovery thereof. It may not be economically feasible to identify, replace or repair all affected products. In the event that the defect is severe enough or impacts customer safety, a product recall may be required. This could result in delayed market acceptance of those products or claims from VARs, customers or others, which may result in litigation, increased customer warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support, management and engineering personnel to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that may require us to take remedial action and could, regardless of merit, lead us to incur significant expenses, result in diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to retain existing customers or fail to attract new customers.
We attempt to include provisions in our agreements with customers that are designed to manage our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these provisions may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

We may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers and any component suppliers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Relatedly, certain of our components are sourced by a single supplier and, if the supply became disrupted as a result of insufficient quality, service delays or any other factor, our manufacturing efforts may be adversely affected. Any future design issues, unforeseen manufacturing problems, such as contamination of our or such third-party facilities, equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
In order to meet our customers’ needs, we attempt to forecast demand for our products and components used for the manufacture of our products. If we fail to accurately forecast this demand, we could incur additional costs or experience manufacturing delays and may experience lost sales or significant inventory carrying costs.
The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. We cannot assure investors that we and our third-party manufacturers will be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional materials in-house
without manufacturing defects. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs will have a negative impact and may have a material adverse effect on our brand, business, financial condition and results of operations.
Our commercial contracts generally contain product warranties and limitations on liability and we carry liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, commercial terms and our insurance coverage may not be adequate or available to protect our company in all circumstances, and we might not be able to maintain adequate insurance coverage for our business in the future at an acceptable cost. Any liability claim against us that is not covered by adequate insurance could adversely affect our consolidated results of operations and financial condition. Finally, any liability claim against us may cause harm to our brand, reputation and adversely impact our business.
We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage and retain qualified personnel.
Our future performance depends on the continued services and contributions of our executive team, founders and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. Such persons may resign at any time and the loss of their services could delay or prevent the successful implementation of our strategy, commercialization of new applications for our systems or other products, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. There is no assurance that if any senior executive, founder or other key employee leaves in the future, we will be able to rapidly replace him or her and transition smoothly towards his or her successor, without any adverse impact on our operations.

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain existing and new personnel. We experience intense competition for qualified senior management and other key personnel (including scientific, technical, manufacturing, engineering, financial and sales personnel) in the additive manufacturing industry, especially in the greater Boston area. Our personnel are generally employed on an at-will
basis, which means that they could terminate their employment with us at any time. There can be no assurance that we will be able to retain our current key personnel or attract new persons to join our organization in the future. Some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. These pressures could result in increased costs in order to provide competitive compensation packages to attract and retain key personnel. Moreover, new employees may not be as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products and enhancements to existing products.
As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities.
In-house
and outsourced manufacturing has been and continues to be a significant part of our business. As a result, we expect to continue to be subject to various risks associated with the manufacturing and supply of products, including the following:

•
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may be required to repair or replace defective products and may become liable for direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

•	Raw materials used in the manufacturing process, labor and other key inputs may become scarce, obsolete and expensive, causing our costs to exceed cost projections and associated revenues;

•
Manufacturing processes typically involve large machinery, fuels and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities;

•
As our manufacturing operations expand, we expect that a significant portion of our manufacturing will be done in regions outside the United States, either by third-party contractors or in a plant owned by the Company. Any manufacturing done in such locations presents risks associated with quality control, currency exchange rates, foreign laws and customs, timing and loss risks associated with international transportation and potential adverse changes in the political, legal and social environment in the host county;

•
We have made, and may be required to make, representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third-party technologies or violate government regulations;

•
As our manufacturing operations scale, so will our dependence on skilled labor at both in-house
and third-party manufacturing facilities. If we are unable to obtain and maintain skilled labor resources, we may unable to meet customer production demands; and

•
With scaling production volume, demand for our products may make up a significant percentage of global volume in select categories or commodities. Such commodities could be subject to large pricing swings due to the global political, legal and social environment and could cause our costs to exceed productions and associated revenues.

Any failure to adequately manage risks associated with the manufacture and supply of materials and products could adversely affect profits from that segment of our business and/or lead to significant liabilities, which would harm our brand, business, operations and financial condition.

Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
We generally enter into
non-competition
agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. For example, in Massachusetts, where most of our employees are based, applicable law imposes a number of requirements to enter into a valid non-competition
agreement, and in California
non-competition
agreements with employees are generally unenforceable after termination of employment.
We expect to continue to experience rapid growth and organizational change. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers.
We expect to continue to experience growth in our number of customers, sales, revenues and headcount. We expect to continue to make significant investments in our business, including investments in our infrastructure, software, technology, personnel headcount, facilities, marketing and sales efforts. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.
To manage growth in our operations and personnel, we will need to continue to scale and improve our operational, financial, and management controls, and our reporting systems and procedures, which will require significant capital expenditures, increasing our cost of operations and the reallocation of valuable management resources. As we scale, it may become more difficult and will require additional capital expenditures to maintain and increase the productivity of our employees, expand production, to address the needs of our actual and prospective customers, to further develop and enhance our products, and remain competitive against our competitors’ products. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.
As we acquire and invest in companies or technologies, we may not realize expected business, technological or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.
As part of our business strategy, we may evaluate and make investments in, or acquisitions of, complementary companies, products, software and technologies, to further grow and augment our business and product offerings. The success of any attempts to grow our business through acquisitions to complement our business depends in part on the availability of, our ability to identify, and our ability to engage and pursue suitable acquisition candidates. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.
If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

•	diversion of management’s attention from existing operations;

•	unanticipated costs or liabilities associated with the acquisition, including risks associated with acquired intellectual property and/or technologies;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•
difficulties in, and the cost of, integrating personnel and cultures, operations, technologies, products and services which may lead to failure to achieve the expected benefits on a timely basis or at all;

•	challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;

•	the difficulty of incorporating acquired technology and rights into our products and product portfolio and of maintaining quality and security standards consistent with our brand;

•	ineffective controls, procedures and policies inherited from the acquired company or during the transition and integration;

•	inability to generate sufficient revenue to offset acquisition and/or investment costs;

•	negative impact to our results of operations because of the depreciation of amounts related to acquired intangible assets, fixed assets, and deferred compensation;

•
requirements to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated;

•	the loss of acquired unearned revenue and unbilled unearned revenue;

•	recording goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period;

•	use of substantial portions of our available cash, issuance of dilutive equity or the incurrence of debt to consummate the acquisition;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions; and

•	currency and regulatory risks associated with conducting operations in foreign countries.
In addition, acquired technologies and intellectual property may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our profit margins may also be lower, or diluted, following the acquisition of companies whose profit margins are less than those of our existing businesses.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

Risks Related to Third Parties
A real or perceived defect, security vulnerability, error or performance failure in our software or technical problems or disruptions caused by our third-party service providers could cause us to lose revenue, damage our reputation and expose us to liability.
Our hardware products rely upon our complementary software products which are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures and we may encounter technical problems when we attempt to perform routine maintenance or enhance our software, internal applications, and systems, which could require us to allocate significant research and development and customer support resources to address these problems and divert the focus of our management and research and development teams. In addition, our platform may be negatively impacted by technical issues experienced by our third-party service providers.
Our business, brands, reputation and ability to attract and retain customers depend upon the satisfactory performance, reliability and availability of our software products, which in turn, with respect to our planned software as a service (“SaaS”) offerings depend upon the availability of the internet and our third-party service providers. For example, for our SaaS offerings we outsource our cloud infrastructure to Amazon Web Services (“AWS”), our hosting provider, which hosts our software products. Our hosting provider runs its own platforms upon which our products depend, and we are, therefore, vulnerable to service interruptions at the hosting provider level. We do not control the operation of any of AWS’ data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors or subject to breaches of computer hardware and software security, break-ins,
sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting provider, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints.
Any inefficiencies, security vulnerabilities, errors, defects, technical problems or performance failures with our software, internal applications and systems could reduce the quality of our products or interfere with our customers’ (and their users’) use of our products, which could negatively impact our brand and reputation, reduce demand, lead to a loss of customers or revenue, adversely affect our results of operations and financial condition, increase our costs to resolve such issues and subject us to financial penalties and liabilities under our service level agreements. Any limitation of liability provisions that may be contained in our customer agreements may not be effective as a result of existing or future applicable law or unfavorable judicial decisions. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim.

We depend on a limited number of third-party contract manufacturers for a substantial portion of all of our manufacturing needs and any delay, disruption or quality control problems in their operations, including due to the
COVID-19
pandemic, could cause harm to our operations, including loss of market share and damage to our brand.
We depend on third-party contract manufacturers for the production of our 3D printers and on third-party suppliers for the components and raw materials used in our products. While there are several potential manufacturers for most of these products, all of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers and several single source providers of certain supplies. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Our reliance on a limited number of contract manufacturers involves a number of risks, including:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality and reliability of products;

•	inability to control delivery schedules;

•	potential liability for expenses incurred by third-party contract manufacturers in reliance on our forecasts that later prove to be inaccurate;

•	potential lack of adequate capacity to manufacture all or a part of the products we require;

•	potential labor unrest affecting the ability of the third-party manufacturers to produce our products; and

•	unexpected component or process obsolescence making key components unavailable.
If any of our third-party contract manufacturers experience a delay, disruption or quality control problems in their operations, including due to the
COVID-19
pandemic, or if a primary third-party contract manufacturer does not renew its agreement with us, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our brand, business, results of operations and financial condition could be materially adversely affected. Finally, if a contract manufacturer producing a highly specified product changes its materials or is unable to meet our production demands, it could lead to specification changes, increased lead time or cancellation of the product.
As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations.
In addition, because we use a limited number of third-party contract manufacturers, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find a contract manufacturer who can supply us at a lower price. As a result, the loss of a limited source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.
All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. We rely on third-party providers to conduct the tests that support our applications for most regulatory approvals for our products. As part of the certification process, our third-party contract manufacturers are subject to audit and must receive approvals from third-parties providing such certifications. Failure to meet these certifications by our third-party contract manufacturers could adversely impact our business. Moreover, if our third-party contract manufacturers fail to timely and accurately conduct the tests supporting our applications for regulatory approvals, we may be unable to obtain the necessary domestic or foreign regulatory approvals or certifications to sell our products in certain jurisdictions. As a result, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed and our reputation and brand would suffer.

Our manufacturing facility and those of our third-party contract manufacturers and suppliers, as well as our customers’ facilities and our third-party logistics providers, are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.
A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers, suppliers or fulfillment centers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our facilities, or those of our third-party contract manufacturers, suppliers, third-party logistics providers or customers are negatively impacted by such a disaster, production, shipment and installation of our additive manufacturing machines could be delayed, which can impact the period in which we recognize the revenue related to that additive manufacturing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases (including the outbreak of the coronavirus disease
COVID-19)
could have a negative effect on our operations and sales.
Risks Related to International Operations
Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United
States locations.
As of August 2021, our products and services are distributed across the world, and we derive a substantial percentage of our sales from these international markets. Accordingly, we face significant operational risks from doing business internationally.
Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Although we currently invoice customers in United States dollars, increases in the value of the dollar relative to foreign currencies may make our products less attractive to foreign customers. We may also incur currency transaction risks if we were to enter into either a purchase or a sale transaction using a different currency from the currency in which we report revenues. In such cases we may suffer an exchange loss because we do not currently engage in currency swaps or other currency hedging strategies to address this risk. As we realize our strategy to expand internationally, our exposure to currency risks may increase. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.
The shipments of our products to foreign customers and/or
end-users
may be subject to tariffs and other restrictions imposed by the destination countries. As we procure equipment and materials from foreign suppliers, we may be required to pay import duties and comply with regulations imposed by the U.S. Customs and Border Protection. Both the U.S. and foreign tariff rates and import restrictions may change from time to time, which could adversely impact our global operations, for example, by decreasing the price competitiveness of our products in foreign markets and/or by increasing our manufacturing costs.

Other risks and uncertainties we face from our global operations include:

•	difficulties in staffing and managing foreign operations;

•	limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our products or work with suppliers or other third parties;

•	potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;

•	costs and difficulties of customizing products for foreign countries;

•	challenges in providing solutions across a significant distance, in different languages and among different cultures;

•	laws and business practices favoring local competition;

•	being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations, including local labor laws;

•	strict laws and regulations governing privacy and data security, including the European Union’s General Data Protection Regulation;

•	uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;

•	compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;

•	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	operating in countries with a higher incidence of corruption and fraudulent business practices;

•	changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;

•	failure by our VARs or other distribution partners to comply with local laws or regulations, export controls, tariffs and embargoes or other trade restrictions;

•	potential adverse tax consequences arising from global operations;

•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;

•	rapid changes in government, economic and political policies and conditions; and

•	political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events.
In addition, additive manufacturing has been identified by the U.S. government as an emerging technology and is currently being further evaluated for national security impacts. We expect additional regulatory changes to be implemented that will result in increased and/or new export controls related to additive manufacturing technologies, components and related materials and software. These changes, if implemented, may result in our being required to obtain additional approvals and/or licenses to sell 3D printers in the global market.
Our failure to effectively manage the risks and uncertainties associated with our global operations could limit the future growth of our business and adversely affect our business and operating results.

Global economic, political and social conditions and uncertainties in the market that we serve may adversely impact our business.
Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. Declines in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. Economic uncertainty in Europe, the United States, India, Japan, China and other countries may cause customers and potential customers to further delay or reduce technology purchases.
We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors or other third parties on which we rely. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed.
Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In particular, on June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a member state of the EU on January 31, 2020. The implementation period began February 1, 2020 and continued until December 31, 2020, during which U.K. continued to follow all of the EU’s rules, the EU’s pharmaceutical law remained applicable to the U.K. and the U.K.’s trading relationship remained the same. The U.K. and the EU have signed an
EU-UK
Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. Additionally, there is a risk that other countries may decide to leave the European Union. This uncertainty surrounding this transition not only potentially affects our business in the United Kingdom and the European Union, but also may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. In extreme cases, we could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruptions, our results of operations could be adversely affected.
The effects of regulations relating to conflict minerals may adversely affect our business.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to research, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products, including our 3D printers or materials. In addition, we expect to continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Risks Related to Sales of Products to U.S. and Foreign Governments
A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
We derive a significant portion of our revenue from contracts that we have, either directly or through distribution partners and VARs, with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenue from sales to agencies of the U.S. federal government and governments of other nations, either directly by us or through other distribution partners. Sales to such governments and their agencies are subject to a number of challenges and risks. The procurement process for governments and their agencies is highly competitive, time-consuming, and may, in certain circumstances, be subject to political influence. We incur significant up-front
time and expense, which subjects us to additional compliance risks and costs, without any assurance that we (or a third-party distributor or reseller) will win a contract.
Accordingly, our business, financial condition, results of operations, and prospects may be adversely affected by certain events or activities, including, but not limited to:

•	changes in fiscal or contracting policies or decrease in available government funding;

•	changes in government programs or applicable requirements;

•
changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;

•
appeals, disputes or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•
budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by lapses in appropriations for the federal government or certain of its departments and agencies;

•	influence by, or competition from, third parties with respect to pending, new or existing contracts with government customers;

•
potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the
COVID-19
pandemic; and

•	increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our partners and subcontractors.
Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from purchasing our products and services in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition and prospects.
Government programs are limited by budgetary constraints and political considerations and are subject to uncertain future funding levels that could result in the termination of programs.
Government agency and department purchases are often strategic in nature and large in size. Therefore, reductions in funding levels that impact our customers could negatively affect the size of our customers’ orders or lead to cancellation of orders. Government contracts are often subject to more extensive scrutiny and publicity than commercial contracts. The number and terms of new government contracts signed can be affected significantly by political and economic factors, such as pending elections and revisions to government tax policies. Negative publicity related to our government contracts, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. A decline in security-related government spending for any reason, or a shift away from programs that we address, could hurt our sales, put pressure on our prices and reduce our revenue and margins. Relatedly, the use of our products by militaries or other government agencies or departments in a way that is perceived negatively by the public could adversely affect our business and reputation.

A multi-year U.S. government program may be implemented through the award of many different individual contracts, grants, cooperative agreements and subcontracts or other subawards. For U.S. government programs, program funding is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Government programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of a program or failure to commit funds to a program would result in a loss of anticipated future revenue attributable to that program, which could materially harm our business.
We are subject to audits by the U.S. government which could adversely affect our business.
U.S. government agencies routinely audit and investigate government contractors to monitor performance, cost allocations, cost accounting and compliance with applicable laws, regulations and standards. Since some of our contracts provide for cost reimbursement, the U.S. government has the right to audit our costs even after job completion and after we have billed and recognized the corresponding revenue. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allowed or improperly allocated to a specific contract will not be reimbursed, and any such costs that have already been reimbursed must be refunded, which would affect associated revenue that had already been recognized. While we intend to implement uniform procurement and compliance programs for all of our business, we may be subject to more risks from these audits until we are able to implement such a program effectively.
Responding to governmental audits, inquiries or investigations may involve significant expense and divert the attention of our management. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, damages, fines and suspension or debarment from doing business with U.S. government agencies. In addition, our reputation could be seriously harmed by allegations of impropriety, even if unfounded. Our internal controls may not prevent or detect all improper or illegal activities.
Our business is subject to laws and regulations that are more restrictive because we are a contractor and subcontractor to the U.S. government.
As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government
contractors, including the Federal Acquisition Regulations and its supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts, and the Truth in Negotiations Act and various other laws, which require certain certifications and disclosures. These laws and regulations, among other things:

•	require that we obtain and maintain material governmental authorizations and approvals to conduct our business as it is currently conducted;

•	require certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•	impose rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•
impose requirements relating to ethics and business practices, which carry penalties for noncompliance ranging from monetary fines and damages to loss of the ability to do business with the U.S. government as a prime contractor or subcontractor.

In addition, we may be subject to industrial security regulations of the U.S. Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive U.S. government information. If we were to come under foreign ownership, control or influence, our U.S. government customers could terminate, or decide not to renew, our contracts, or we may be subjected to burdensome industrial security compliance measures. Such a situation could impair our ability to obtain new contracts and subcontracts. The government may also change its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts.
Our contracts and those of our VARs with governments may impose requirements that may be unfavorable to us and that may have a material adverse effect on our growth prospects and operating results.
Most of our sales to government entities have been made indirectly through our VARs and other distribution partners. In some cases, we have entered contracts directly with government customers. There are inherent risks in contracting with governments and their agencies. Government customers can typically terminate, reduce orders under or otherwise modify any of its contracts with us or our VARs for its convenience (
i.e.
, without cause) whether or not we have failed to perform under the terms of the applicable contract. In such case, the government would not be required to pay our VARs or us for the lost profits for the unperformed work. A termination arising out of our VARs or our default could expose our VARs or us to liability and harm our VARs or our ability to compete for future contracts and orders. In addition to unfavorable termination provisions, our VARs or our U.S. government contracts and related regulations contain provisions that allow the U.S. government to unilaterally suspend our VARs or us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and potentially restrict exports of our products, services and associated materials.
Our VARs or our contracts with government agencies may subject our VARs or us to other risks and give the government additional rights and remedies not typically found in commercial contracts, including rights that allow the government to, for example:

•	obtain detailed cost or pricing information;

•	receive “most favored customer” pricing;

•
require us to prioritize orders from our government customers above our other customers’ existing orders, which we may fail to do and, even if we do prioritize such orders, may impact our relationships with our other customers;

•	perform routine audits;

•	impose equal employment and hiring standards;

•	require products to be manufactured in specified countries;

•	restrict non-U.S. ownership or investment in our company; and/or

•	pursue administrative, civil or criminal remedies for contractual violations.

These rights and remedies have the potential to limit our VARs or our sales to, and increase our VARs or our costs of, doing business with both government and commercial customers, which could materially adversely affect our growth prospects and operating results.
Additionally, we sometimes rely on our VARs and other distribution partners to satisfy certain regulatory obligations that we would otherwise have to satisfy if we sold directly to the government entities, and our VARs and other distribution partners may be unable or unwilling to satisfy these obligations in the future. In the event of such termination or change, it may be difficult for us to arrange for another VAR or other distribution partner to sell our solutions to these government entities in a timely manner, and we could lose sales opportunities during the transition.
Risks Related to Litigation and Liability
We are, and have been in the recent past, subject to business and intellectual property litigation.
We have been in the recent past involved in litigation, and we could be involved in additional litigation in the future. In March 2018, Desktop Metal, Inc. (“Desktop Metal”), a direct competitor in the additive manufacturing industry, brought a claim in Massachusetts federal court against us regarding patent infringement and trade secret misappropriation. We counterclaimed for trade secret misappropriation, breach of fiduciary duty, and other matters. A jury trial was held in July 2018 on Desktop Metal’s claims for patent infringement. We prevailed against Desktop Metal’s claims of patent infringement via a jury verdict that found no infringement of the asserted patents. A second jury trial began in September 2018 primarily in connection with our counterclaims, and the parties entered into a confidential settlement agreement (the “Settlement Agreement”) covering the disputes between them in October 2018. In October 2019, we submitted an Arbitration Demand with JAMS against Desktop Metal alleging breach of the parties’ Settlement Agreement pursuant to the non-disparagement
obligations therein, as well as a violation of M.G.L. c. 93A. Desktop Metal counterclaimed against us for breach of the parties’ Settlement Agreement pursuant to the confidentiality provision therein. The matter proceeded in confidential arbitration and a hearing was held in December 2020. The Arbitration decision was issued on February 26, 2021, and the Arbitrator ruled that neither we nor Desktop Metal were liable pursuant to their respective claims, and that neither party therefore owed any damages to the other.
In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based out of Idaho, brought a claim in the United States District Court for the District of Delaware against us regarding patent infringement. We intend to mount a vigorous defense against Continuous Composites in court. However, we can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against us for significant damages. Resolution of any such matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings.
In addition, the additive manufacturing industry has been, and may continue to be, litigious, particularly with respect to intellectual property claims. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements. Regardless of the outcome, litigation has resulted in the past, and may result in the future, in significant legal expenses and require significant attention and resources of management. As a result, any present or future litigation that may be brought against us by any third party could result in reputational harm, losses, damages and expenses that may have a significant adverse effect on our financial condition.

We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply.
The products we supply are sometimes used in potentially hazardous or critical applications, such as the assembled parts of an aircraft, medical device or automobile. The sale of our products and the provision of related services in general, and to customers in the foregoing industries in particular, exposes us to possible claims for property damage and personal injury or death, which may result from the use of these end-use
parts. While we have not experienced any such claims to date, actual or claimed defects in the products we supply could result in our being named as a defendant in lawsuits asserting potentially large claims. We may be potentially liable, in significant amounts, and face significant harm to our reputation if an aircraft, medical or automotive part, component or accessory or any other aviation, medical or automotive product that we have sold, produced or repaired fails due to our fault, in whole or in part, or if an aircraft or automobile for which we have provided services or in which their parts are installed crashes, and the cause can be linked to those parts or cannot be determined. A similar risk arises in connection with sales of our products to customers in the aerospace industry to the extent that the parts produced by those products do not function properly and are responsible for damages. Our commercial contracts generally contain product warranties and limitations on liability and we carry liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. While we intend to monitor our insurance coverage as our business continues to grow, claims may arise in the future, and that insurance coverage may not be adequate or available to protect our consolidated company in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage for our business in the future at an acceptable cost. Any liability claim against us that is not covered by adequate insurance could adversely affect our consolidated results of operations and financial condition. Finally, any liability claim against us may cause harm to our brand, reputation and adversely impact our business.
We could face liability if our additive manufacturing solutions are used by our customers to print dangerous objects.
Customers may use our 3D printers to print parts that could be used in a harmful way or could otherwise be dangerous. For example, there have been news reports that additive manufacturing machines were used to print guns or other weapons. We have little, if any, control over what objects our customers print using our products, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our products. Additionally, individuals or entities unaffiliated with us could disseminate plans or digital files that could be used with our products to produce parts and items that could be deemed illegal or harmful. While we have never printed weapons on any printers in our offices, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon printed by a customer using one of our products. Additionally, association of such an incident with our products may cause harm to our brand reputation and adversely impact our business.
Third parties may produce or sell counterfeit or imitation versions of our materials.
Third parties may sell counterfeit or imitation versions of our materials that are inferior or pose safety risks. If consumers confuse these counterfeit products or materials for our products or materials or have a bad experience with the counterfeit products or materials, they might refrain from purchasing our products or materials in the future, which could harm our reputation and sales. Further, if third parties develop materials that compete favorably on price, and/or meet or exceed the quality and performance of our own materials, we may lose recurring revenue from lost sales of our materials. If we do not maintain favorable perceptions of our products and materials, and if we are unable to compete successfully with third party manufacturers of materials, our brand, business, financial condition, results of operations and cash flows could be adversely impacted.
Failure of our global operations to comply with anti-corruption laws and various trade restrictions, such as sanctions and export controls, could have an adverse effect on our business.
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business.

We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. For instance, recent amendments to the U.S. Export Administration Regulations (“EAR”) increased restrictions on exports to certain “military end-users”
and for “military
end-uses”
by certain persons in China, Russia, or Venezuela, which requires us to perform due diligence on customers and end-users
in those countries for potential military connections.
We also need to monitor the changes in export-related laws and regulations, such as International Traffic in Arms Regulations (“ITAR”), and their applicability to our products and services. If our products or services become subject to the ITAR, we may be required to obtain licenses, clearances, or authorizations from various regulatory entities. If we are not allowed to export our products or services, or if the clearance process is burdensome, our ability to generate revenue would be adversely affected and our operating costs could increase.
In addition, international sales of certain of our products may be subject to local laws and regulations in foreign jurisdictions which we may not be familiar with. We may not be allowed to ship our products to certain countries without meeting their local laws and regulations. The failure to comply with any of these laws or regulations could adversely affect our ability to conduct our business and generate revenues.
We are committed to doing business in accordance with applicable anti-corruption laws and regulations and with applicable trade restrictions. We are subject, however, to the risk that our affiliated entities or our and our affiliates’ respective officers, directors, employees and agents (including distributors and VARs of our products) may take action determined to be in violation of such laws and regulations. Any violation by us or by any of these persons could result in substantial fines, sanctions, civil and/or criminal penalties, or curtailment of operations in certain jurisdictions, and might adversely affect our operating results. In addition, actual or alleged violations could damage our reputation and ability to do business.
Although we take precautions to prevent violations of applicable anti-corruption laws and regulations and applicable trade restrictions, we may have exported products in the past in apparent violation of the EAR. If we are found to be in violation of U.S. export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise.
We are subject to environmental, health and safety laws and regulations related to our operations and the use of our 3D printers and materials, which could subject us to compliance costs and/or potential liability.
We are subject to domestic and foreign environmental, health and safety laws and regulations governing our operations. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling, transport and disposal of chemicals and waste materials, the presence of specified substances in electrical products; the emission and discharge of hazardous materials into the ground, air or water; the investigation and cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. As such, our operations, including our production activities, carry an inherent risk of environmental, health and safety liabilities. Under these laws and regulations, we could be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end-users.
Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities, or may be required to make significant expenditures to achieve compliance. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.

We may be subject to environmental laws and regulations concerning the import and export of chemicals and hazardous substances including, without limitation, the United States Toxic Substances Control Act (“TSCA”) and the Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”). These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.
The cost of complying with current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition and results of operations.
Aspects of our business are subject to laws and regulations governing privacy and data security. Changes in laws, regulations, and public perception concerning data protection and privacy, or changes in the interpretation or patterns of enforcement of existing laws and regulations, could impair our efforts to maintain and expand our customer base or the ability of our customers to use our services. Breaches of laws and regulations concerning data protection and privacy could expose us to significant fines and other penalties.
We hold personal information about a variety of individuals, such as our employees, prospects, and our customers. Processing of personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world.
For example, relevant applicable laws and regulations governing the collection, use, disclosure or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act of 2018 (the “CCPA”) and state breach notification laws. In particular, the CCPA, among other things, requires covered ‘Businesses’ to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Moreover, we maintain offices in the European Union (“EU”) (Ireland) and we have customers in the EU and the United Kingdom (“UK”). Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “GDPR”), and related member state implementing legislation, and to the UK’s Data Protection Act 2018 (collectively, “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK. Additionally, European Data Protection Law imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States. These transfers are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) or binding corporate rules. The Court of Justice of the European Union (the “CJEU”) recently deemed that these transfers need to be analyzed on a case-by-case
basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the EU. Complying with this guidance is and will continue to be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU, which would cause significant business disruption. The GDPR imposes sanctions for violations up to the greater of €20 million and 4% of worldwide gross annual revenue, enables individuals to claim damages for violations and introduces the right for non-profit
organizations to bring claims on behalf of data subjects.

The regulatory framework governing the collection, processing, storage, use and sharing of personal information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of personal information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting merchant and customer expectations, or contractual obligations, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.
We publicly post documentation regarding our privacy practices. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.

We rely on our software and information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.
We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, receive orders from our customers, manage our accounting and financial functions, including our internal controls, and maintain our research and development data. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In particular, our integrated software platform is an essential system that virtually all of our customers depend on for their design needs. If our integrated software platform were to fail, we could face adverse consequences to our results of operations, financial condition and business reputation. In addition, during the
COVID-19
pandemic, a substantial portion of our employees have conducted work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.
Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and our systems may be vulnerable to damage or interruption. Disruption to our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees.
Our reputation and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:

•	our operations are disrupted or shut down;

•	our confidential, proprietary information is stolen or disclosed;

•	we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information; or

•	we must dedicate significant resources to system repairs or increase cyber security protection.
In addition, any unauthorized access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure.
The cost of investigating, mitigating and responding to potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from such disruptions, failures or security breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.
If our computer systems are damaged or cease to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. Any such disruption could adversely affect our reputation and financial condition.

We also rely on information technology systems maintained by third parties, including third-party cloud computing services and the computer systems of our suppliers for both our internal operations and our customer-facing infrastructure related to our additive manufacturing solutions. These systems are also vulnerable to the types of interruption and damage described above but we have less ability to take measures to protect against such disruptions or to resolve them if they were to occur. Information technology problems faced by third parties on which we rely could adversely impact our business and financial condition as well as negatively impact our brand reputation.
Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.
Our products contain complex information technology systems. For example, our additive manufacturing machines are designed with built-in
data connectivity to accept and install periodic remote updates from us to monitor, improve and update their functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our products and their systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products and we aim to remedy any reported and verified vulnerability. Accordingly, we have received reports of potential vulnerabilities in the past and have attempted to remedy them. However, there can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.
Any unauthorized access to or control of our products or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our products, their systems or data, as well as other factors that may result in the perception that our products, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.
Our business has risks that may not be adequately covered by insurance or indemnity.
We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of our products. While we have attempted to secure liability insurance coverage at an appropriate cost, it is impossible to adequately insure against all risks inherent in our industry, nor can we assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Our insurance policies also contain deductibles, limitations and exclusions, which increase our costs in the event of a claim. Even a partially uninsured claim of significant size, if successful, could have an adverse effect on our financial condition. In addition, we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, and our existing policies may be cancelled or otherwise terminated by the insurer. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of our management’s time, and we may be forced to spend a substantial amount of money in that process. Substantial claims in excess of or not otherwise covered by indemnity or insurance could harm our financial condition and operating results.
Risks Related to Intellectual Property
We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.
Our success is dependent, in part, upon protecting our proprietary information and technology. Our intellectual property portfolio primarily consists of patents, patent applications, registered and unregistered trademarks, unregistered copyrights, domain names, know-how,
and trade secrets. We may be unsuccessful in adequately protecting our intellectual property.

Our trade secrets,
know-how
and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how
or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that we may have over such competitor. This concern could manifest itself in particular with respect to our proprietary materials that are used with our systems. Portions of our proprietary materials may not be afforded patent protection. Chemical companies or other producers of raw materials used in our materials may be able to develop materials that are compatible to a large extent with our products, whether independently or in contravention of our trade secret rights and related proprietary and contractual rights. If such materials are made available to owners of our systems, and are purchased in place of our proprietary materials, our revenues and profitability would be reduced, and we could be forced to reduce prices for our proprietary materials.
Current laws may not provide for adequate protection of our products, especially in foreign jurisdictions which may have laws that provide insufficient protections to companies. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products, or certain aspects of our products may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the laws and mechanisms for protection and enforcement of intellectual property rights in some foreign countries may be inadequate. As we continue to operate in foreign countries and expand our international activities, we have encountered and may in the future encounter challenges in navigating the laws of foreign countries, which may adversely affect our ability to protect our proprietary rights. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property or claiming that we infringe upon or misappropriate their technology and intellectual property.
To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.
We have in the past and may in the future be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright and other intellectual property development and enforcement activity in our industry and relating to the additive manufacturing technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties (including non-practicing
entities and patent holding companies) may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using our platform or products that incorporate the challenged intellectual property;

•	require us to modify, redesign, reengineer or rebrand our platform or products, if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements to obtain the right to use a third-party’s intellectual property.
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly settlement agreements, or prevent us from offering our platform or products, any of which could have a negative impact on our operating profits and harm our future prospects. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our platform or products, or refund premium subscription fees, which could further exhaust our resources. Such disputes could also disrupt our platform or products, adversely affecting our customer satisfaction and ability to attract customers.
If we are unable to adequately protect or enforce our intellectual property rights, such information may be used by others to compete against us, in particular in developing materials that could be used with our printing systems in place of our proprietary materials.
We have devoted substantial resources to the development of our technology and related intellectual property rights. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of registered and unregistered intellectual property and protect our rights using patents, licenses, trademarks, trade secrets, confidentiality and assignment of invention agreements and other methods.
Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection. Our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
Our trade secrets,
know-how
and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how
or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that we may have over such competitor. This concern could manifest itself in particular with respect to our proprietary materials that are used with our systems. Portions of our proprietary materials may not be afforded patent protection. Chemical companies or other producers of raw materials used in our materials may be able to develop materials that are compatible to a large extent with our products, whether independently or in contravention of our trade secret rights and related proprietary and contractual rights. If such materials are made available to owners of our systems, and are purchased in place of our proprietary materials, our revenues and profitability would be reduced, and we could be forced to reduce prices for our proprietary materials.

If our patents and other intellectual property do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents and other intellectual property. Any of the foregoing events would lead to increased competition and reduce our revenue or gross margin, which would adversely affect our operating results.
If we attempt enforcement of our intellectual property rights, we may be, and have been in the past, subject or party to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Any of the foregoing could adversely affect our business and financial condition.
As part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business.
Our additive manufacturing technology contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to commercialize our products.
Our additive manufacturing technology contains components that are licensed under so-called
“open source,” “free” or other similar licenses. Open source software is made available to the general public on an
“as-is”
basis under the terms of a
non-negotiable
license. We currently combine our proprietary software with open source software and intend to continue doing so in the future. Additionally, we make some of our source code available under open source licenses, which may limit our ability to protect our intellectual property rights in our source code and prevent our competitors or others from using such source code. Our use and distribution of open source software may entail greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to disclose or make available the source code of our proprietary software to third parties. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of third-party intellectual property rights in open source software. These claims could result in litigation, require us to purchase a costly license or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer
our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering
could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

General Risk Factors
We will continue to incur increased costs as a result of operating as a public company, and our management are required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and NYSE have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes Oxley Act within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on NYSE.
Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.
Accounting methods and policies for public companies are subject to review, interpretation and guidance from our independent registered accounting firm and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our consolidated financial statements.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny require significant attention from our management and could divert their attention away from the day-to-day
management of our business, which could adversely affect our business, financial condition and results of operations.
Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.
We operated as a private company until July 2021. Our management has significant requirements for enhanced financial reporting and internal controls as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements, which could harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal control over financial reporting.
In addition to our results determined in accordance with GAAP, we believe certain non-GAAP
measures may be useful in evaluating our operating performance. We present certain non-GAAP
financial measures in this prospectus and intend to continue to present certain non-GAAP
financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP
financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls related to the period-end
financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.

•
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine,
unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for share repurchase transactions and warrant instruments.

These material weaknesses resulted in audit adjustments to the following financial statement line items in the historical Markforged financial statements: operating expense, other expense, interest expense, other assets, other liabilities, additional paid in capital, treasury stock, retained earnings, note receivable—equity, and series D preferred stock. These adjustments were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2020 and 2019. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of the entity acquired as part of the July 14, 2021 merger agreement related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•
We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in any misstatements to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of
IT-dependent
controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

We will take certain measures to remediate the material weaknesses described above, including the following:

•	Hiring additional accounting and IT personnel, including a new chief financial officer, to bolster our reporting, technical accounting and IT capabilities.

•	Engaging a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties, and IT general controls.

•
Designing and implementing controls to formalize roles and review responsibilities to align with the our team’s skills and experience and designing and implementing controls over segregation of duties.

•
Designing and implementing controls to timely identify and account for non-routine,
unusual or complex transactions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters.

•
Designing and implementing formal accounting policies, procedures and controls supporting our period-end
financial reporting process, including controls over the preparation and review of account reconciliations and journal entries.

•
Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

We have begun to hire additional accounting and IT personnel, including the hiring of a new chief financial officer in March 2021, engaged third party resources to assist it in designing and implementing controls related to period-end
financial reporting, segregation of duties, and IT general controls, and begun to implement appropriate segregation of duties in the operation of manual controls. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
We are working to remediate the material weaknesses as efficiently and effectively as possible and expects full remediation could potentially go beyond December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. The U.S. government in the future may enact additional legislation that affects the taxation of business entities, including with respect to the treatment of NOLs.

Further, the changes in tax laws could negatively impact our effective tax rate. Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, the creation of a 10% surtax on certain imports and a 15% minimum tax on worldwide book income. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our effective tax rate. Holders of our securities are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.
Currently, we incur losses in certain countries where we do not receive a financial statement benefit, and we operate in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on our overall effective tax rate.
The historical financial results of Markforged and unaudited pro forma financial information included elsewhere in this prospectus may not be indicative of what Markforged Holding Corporation’s actual financial position or results of operations would have been.
The historical financial results of Markforged included in this prospectus do not reflect the financial condition, results of operations or cash flows they would have achieved as a standalone company during the periods presented or those Markforged Holding Corporation will achieve in the future. This is primarily the result of the following factors: (i) Markforged Holding Corporation will incur additional ongoing costs as a result of the Merger, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) Markforged Holding Corporation’s capital structure is different from that reflected in Markforged’s historical financial statements. Markforged Holding Corporation’s financial condition and future results of operations could be materially different from amounts reflected in its historical financial statements included elsewhere in this prospectus, so it may be difficult for investors to compare Markforged Holding Corporation’s future results to historical results or to evaluate its relative performance or trends in its business.
Similarly, the unaudited pro forma financial information in this prospectus is presented for illustrative purposes only and has been prepared based on a number of assumptions including, but not limited to, AONE being treated as the “acquired” company for financial reporting purposes in the Merger and the total debt obligations and the cash and cash equivalents of Markforged on the Closing Date. Accordingly, such pro forma financial information may not be indicative of Markforged Holding Corporation’s future operating or financial performance and Markforged Holding Corporation’s actual financial condition and results of operations may vary materially from Markforged Holding Corporation’s pro forma results of operations and balance sheet contained elsewhere in this prospectus, including as a result of such assumptions not being accurate. See “
Unaudited Pro Forma Condensed Combined Financial Information
”.
Additional Risks Related to Ownership of Our Common Stock and Us Operating as a Public Company
The price of our common stock and warrants may be volatile.
The price of our Common Stock as well as our Warrants may fluctuate due to a variety of factors, including:

•	changes in the industries in which we and our customers operate;

•	developments involving our competitors;

•	changes in laws and regulations affecting its business;

•	variations in its operating performance and the performance of its competitors in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or its industry;

•	the public’s reaction to our press releases, its other public announcements and its filings with the SEC;

•	actions by stockholders, including the sale by the PIPE Investors of any of their shares of our common stock;

•	additions and departures of key personnel;

•	commencement of, or involvement in, litigation involving the combined company;

•	changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Common Stock available for public sale; and

•
general economic and political conditions, such as the effects of the
COVID-19
pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Common Stock and warrants regardless of the operating performance of us.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the
lock-up
restrictions agreed to into in connection with the Merger Agreement, subject to certain exceptions, the Sponsor and certain related parties and certain of our Stockholders (who collectively own approximately 77.6% of our outstanding Common Stock) are contractually restricted from selling or transferring any of its or their shares of common stock (the
“Lock-up
Shares”). Such restrictions began at Closing and end 180 days after Closing. The lock-up
restrictions described above supersede the
lock-up
provisions set forth in Section 7 of that certain letter agreement, dated as of August 17, 2020, by and among AONE, the Sponsor and each of the other parties thereto (the “Insider Letter”) which provisions in Section 7 of the Insider Letter shall be of no further force or effect as of the date of the Registration Rights Agreement and the
Lock-Up
Agreement. However, following the expiration of the respective lockups described above, the Sponsor and our Stockholders will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws. In addition, upon certain events, up to 2,610,000 Sponsor Earnout Shares will vest and become salable by Sponsor or its transferees. Additionally, the PIPE Investors will not be restricted from selling any of the shares of our Common Stock acquired in the PIPE Investment, other than by applicable securities laws. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. The Sponsor and the Markforged Stockholders collectively own approximately 80.1% of the outstanding shares of our Common Stock.

The shares held by Sponsor and our Stockholders may be sold after the expiration of the applicable lock-up
periods agreed to in connection with the Merger Agreement. As restrictions on resale end, and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price, or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of its other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage its transition into a public company.
These rules and regulations result in us incurring substantial legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations will likely continue to make it more difficult and more expensive for us to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on its board of directors, its board committees or as executive officers.
We are currently an emerging growth company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

When we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
Delaware law and the Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
The Organizational Documents and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Organizational Documents include provisions regarding:

•
the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the board of directors are classified into three classes, with only one class being elected each year to serve three-year terms. As a result, in most circumstances, a person can gain control of our board only by successfully engaging in a proxy contest at two or more annual stockholders meetings;

•	the certificate of incorporation will prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•
the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

The provisions of the Bylaws requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against the directors and officers of us, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.
The Bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Bylaws or Certificate of Incorporation (as either may be amended from time to time) (including the interpretation, validity and enforceability thereof), (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine, and (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to actions or claims arising under the Exchange Act. The Bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, will be the Federal District Courts of the United States (the “Federal Forum Provision,” and with the Delaware Forum Provision, the “Exclusive Forum Provisions”). In addition, the Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; our cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.
These provisions may impose additional litigation costs on stockholders in pursuing any such claims and have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers of, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the Federal District Courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
The private placement warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.
Under U.S. GAAP, we are required to evaluate our warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the warrants contain provisions requiring liability classification. Therefore, as described in the financial statements of AONE included herein, we are accounting for the warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.
We have a history of losses since our inception in 2013 and have funded our cash flow deficits primarily through the issuance of capital stock. As of June 30, 2021, we had an accumulated deficit of $100.7 million, including net losses of $6 million for the six months ended June 30, 2021, and $18.0 million for 2020 and $29.9 million for 2019. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.
We cannot make any assurances that these investments will result in increased revenue or growth in our business. Additionally, as a public company, we expect our legal, accounting and other expenses to be substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. Any such increased expenditures make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have a revenue history, we expect to bring new additive manufacturing products to market that we anticipate will generate a substantial portion of our future revenue, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may exceed forecasts, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.

We have a relatively limited operating history and have experienced rapid growth, which makes evaluating our current business and future prospects difficult and may increase the risk of your investment.
Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and the trading price of our stock may decline. We intend to derive a substantial portion of our revenues from sales of new and existing hardware products, which sales are non-recurring
and subject to significant risk and fluctuation.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. The financial projections included in this prospectus are based on our estimates and assumptions as of the dates indicated in this prospectus concerning various factors, which are subject to significant risks and uncertainties, many of which are beyond our control, and therefore actual results may differ materially. These estimates and assumptions include, among others: the continuing effects of the
COVID-19
pandemic, projections of the size and growth of the overall additive manufacturing industry, revenue growth for our existing products, our ability to develop and successfully commercialize new products and services, the mix of hardware, services and consumables revenue, the performance of our VARs, and cost assessments. These estimates and assumptions require the exercise of judgment and may not occur and are subject to various economic, business, competitive, regulatory, legislative, political and other factors beyond our control, including, for example, changes in customer demand, increased costs in our supply chain, and market acceptance of our products and services. There can be no assurance that the prospective results will be realized or that actual results will not be significantly higher or lower than estimated. Our failure to achieve our projected results could harm the trading price of our securities and financial position.
Our operating results may fluctuate significantly from
period-to-period
and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly from period-to-period.
Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our common stock would likely decline. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, factors that may cause our operating results to fluctuate include:

•	the degree of market acceptance of our products;

•	our ability to compete with competitors and new entrants into our markets;

•	changes in our pricing policies or those of our competitors, including our response to price competition;

•	the effectiveness of our securing new orders and fulfilling existing orders;

•	the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers and operations;

•	the mix of products that we sell during any period;

•	the timing of our sales and deliveries of our products to customers;

•	changes in the amount that we spend to develop and manufacture new products or technologies;

•	timing of expenditures to develop and bring to market new or enhanced products and the generation of revenue from those products;

•	changes in the amounts that we and our value added resellers (“VARs”) spend to promote our products;

•	changes in the cost of satisfying our warranty obligations and servicing our products, including with respect to our obligations related to our “success plan” offerings;

•	litigation-related expenses and/or liabilities;

•	unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;

•	disruptions to our internal and third-party manufacturing facilities and processes;

•	disruptions to our information technology systems or our third-party contract manufacturers;

•	disruptions to our global supply chain;

•	the geographic distribution of our sales;

•	general economic and industry conditions that affect customer demand; and

•	changes in accounting rules and tax laws.

In addition, sales of our products are subject to the adoption and capital expenditure cycles of our customers sales cycle, and seasonality among our customers may cause our revenues and operating results to fluctuate from period to period. Accordingly, we typically experience increased sales during the fourth quarter and, to a lesser extent, the third quarter of our fiscal year relative to the first and second quarters. Additionally, for our more complex solutions, which may require additional facilities investment and installation support, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition. Accordingly, you should not rely on quarter-over-quarter and year-over-year comparisons of our results as an indicator of our future performance.
The global
COVID-19
pandemic has significantly affected our business and operations.
The
COVID-19
pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide. In light of the uncertain situation relating to the spread of
COVID-19,
we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate. These measures include temporarily closing our offices to visitors and limiting the number of employees in our offices to those that are deemed essential for manufacturing and research purposes, as well as virtualizing, postponing or canceling customer, employee and industry events.
The
COVID-19
pandemic has also created many negative headwinds that present risks to our business and results of operations. For example, it has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions have caused reduced capital expenditures by our existing customers and potential new customers, which negatively impacted our sales, especially during the period between March 2020 and May 2020 in which we experienced a decrease in sales compared to the relevant period in 2019. This reduction was particularly prevalent among customers that are large companies purchasing our more expensive products that require greater on-site
installation support. Further, in April 2020, we conducted a reduction in force as a result of reduced demand for our products and uncertainty about future revenues. Because the future effects of the
COVID-19
pandemic are unpredictable, the impact could be more prolonged and significant in the future. These disruptions could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. We cannot predict the long-term impact that the
COVID-19
pandemic may have on our business and cannot guarantee that it will not be materially negative. Although vaccines have recently become available to the public and states, including Massachusetts where our headquarters is located, have begun to ease certain restrictions, we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the
COVID-19
pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations.
Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. Currently, as a result of the work and travel restrictions related to the
COVID-19
pandemic, and the precautionary measures that we have adopted, most of our field sales and professional services activities are being conducted remotely, which has resulted in a decrease in our travel expenditures. However, we have begun in-person
interactions at trade shows and other customer events where permitted. We expect our travel expenditures to increase in the future, which could negatively impact our financial condition and results of operations. As of the date of this prospectus, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term.
In addition, many of our suppliers are experiencing operational challenges as a result of
COVID-19,
which in turn may destabilize our supply chain or otherwise have an adverse effect on our ability to provide products to our customers. Our suppliers may have to temporarily close a facility for disinfecting after employees tested positive for
COVID-19,
face staffing shortages from employees who are sick or apprehensive about coming to work or be overwhelmed by unexpected demand. Because of measures we took to increase inventory, the difficulties experienced by our suppliers have had minimal impact on our ability to ship products to our customers; however, these measures had a negative impact on short-term profitability and if the
COVID-19
pandemic continues, it may negatively affect our inventory and delay delivery to our customers, which in turn will adversely affect our revenue and results of operations. If our suppliers are unable to deliver the materials we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all. If we are unable to adequately purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.

Additionally, the
COVID-19
pandemic has impacted, and may continue to impact, our headquarters, which is our primary corporate office, sales and marketing center and has also impacted our in-house
manufacturing location, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, if even a small number of our employees who work in clusters relating to critical functions such as manufacturing, procurement, supply chain, and research and development, test positive for
COVID-19,
the entire business function could be temporarily shut down to ensure the safety of our employees and the effectiveness of business would be severely impacted. Additionally, while Massachusetts and other states have begun to ease restrictions on in-person
operations, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. Furthermore, as a result of the
COVID-19
pandemic, we have required all employees who are able to do so to work remotely on a full-time or partial basis. It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the
COVID-19
pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
More generally, the
COVID-19
pandemic has had, and is expected to continue to have, an adverse effect on economies and financial markets globally, leading to a continued economic downturn, which is expected to decrease technology spending generally and could adversely affect demand for our platforms and services. It is not possible at this time to estimate the full impact that
COVID-19
will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
To the extent the
COVID-19
pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, and comply with the covenants in the agreements that govern our indebtedness.
Risks Related to the Additive Manufacturing Industry
The additive manufacturing industry in which we operate is characterized by rapid technological change, requiring continual innovation and development of new products and innovations to meet constantly evolving customer demands.
Our revenues are derived from the sale of 3D printers and related materials and services. The additive manufacturing market is subject to rapid innovation and technological change and our customers’ needs are rapidly evolving. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in additive manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products. Our ability to compete in the additive manufacturing market depends, in large part, on our success in developing and introducing new 3D printers and technology, in improving our existing products and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:

•	predict future customer demand;

•	develop cost effective new products and technologies that address the increasingly complex needs of prospective customers;

•	enhance our existing products and technologies;

•	respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;

•	adequately protect our intellectual property as we develop new products and technologies;

•	identify the appropriate technology or product to which to devote our resources; or

•	ensure the availability of cash resources to fund research and development.
Even if we successfully introduce new additive manufacturing products and technologies and enhance our existing products and technologies, it is possible that these will eventually supplant our existing products or that our competitors will develop new products and technologies that will replace our own. As a result, any of our products may be rendered obsolete or uneconomical by our or our competitors’ technological advances, leading to a loss in market share, decline in revenue and adverse effects to our business and prospects.

We face intense and growing competition in the additive manufacturing industry. Our inability to compete effectively with our competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.
The additive manufacturing industry in which we operate is highly competitive. We compete for customers with a wide variety of producers of additive manufacturing equipment that creates 3D objects and end-use
parts, as well as with providers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of products and services that may render our existing or future products obsolete, uneconomical or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources than us, including name recognition, as well as experience and expertise in intellectual property rights and operating within certain international markets or industry verticals, any of which may enable them to compete effectively against us. Moreover, many of our competitors have more extensive customer and partner relationships than we do, and may therefore be in a better position to identify and respond to market developments or changes in customer demands, including successfully developing technologies that outperform our technologies. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. For example, a number of companies that have substantial resources have announced that they are beginning production of 3D printers, which will further enhance the competition we face.
Future competition may arise from the development of allied or related techniques for equipment, materials, software and services that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies.
We intend to continue to follow a strategy of continuing product development, VAR and distribution network expansion to enhance our competitive position to the extent practicable. But we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products and technologies, demand for our products may decline, and our operating results may suffer.
Declines in the prices of our products and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.
Our business is subject to price competition. Such price competition may adversely affect our results of operation, especially during periods of decreased demand. Decreased demand also adversely impacts the volume of our sales. If our business is not able to offset price reductions resulting from these pressures, or decreased volume of sales due to contractions in the market, by improved operating efficiencies and reduced expenditures, then our operating results will be adversely affected.
Although we generally do not have long-term supply agreements, certain of our operating costs are fixed and cannot readily be reduced, which has an impact on our operating results. To the extent the demand for our products slows, or the additive manufacturing market contracts, we may be faced with excess manufacturing capacity and related costs that cannot readily be reduced, which will adversely impact our financial condition and results of operations. Conversely, because we generally do not have long-term supply agreements, we are subject to the risk of significant cost increases by our suppliers.
Increased consolidation among our customers, suppliers and competitors in the additive manufacturing industry may have an adverse effect on our business and results of operations.
Increased consolidation in the additive manufacturing industry among our customers, suppliers and competitors may adversely affect our business and results of operations. Customer consolidation could lead to changes in buying patterns, slowdowns in spending, and impact our distribution channels. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Any of the foregoing results will adversely affect our business, financial condition and results of operations.
In addition, supplier consolidation may lead to increased prices of materials for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain materials that are required to manufacture our products.
We may experience significant delays in the design, production and launch of our additive manufacturing solutions and enhancements to existing products, and we may be unable to successfully commercialize products on our planned timelines.
We have several additive manufacturing solutions and enhancements to existing products that are still under development. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products or enhancements under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

•	misalignment between the products and customer needs;

•	length of sales cycles;

•	insufficient product innovation;

•	product quality and performance issues;

•	insufficient resources or qualified personnel to develop the product;

•	failure of the product to perform in accordance with the customer’s expectations and industry standards;

•	inability to procure parts of adequate quality needed to build the product on commercially acceptable terms, or at all;

•	insufficient labor or process stability to build the product to required specifications;

•	ineffective distribution, sales and marketing;

•	delay in obtaining any required regulatory approvals;

•	the impact of the COVID-19 pandemic on production and demand for our products;

•	unexpected production costs and delays; or

•	release of competitive products.

Our success in the market for the new products we develop will depend in part on our ability to prove our new products’ capabilities in a timely manner. Until demonstration, our customers may not believe that our products and/or technology have the capabilities they were designed to have or that we believe they have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a competitor, including another larger and more established company, may take longer than expected to make the decision to order our products, or may not have the budget or decision making authority to purchase the product. Significant revenue from new product investments may not be achieved for a number of years, if at all. If the timing of our launch of new products and/or of our customers’ acceptance of such products is different than our assumptions, our revenue and results of operations may be adversely affected.
Changes in our product mix may impact our gross margins and financial performance.
Our financial performance may be affected by the mix of products and services we sell during a given period. We expect to continue to offer products at a variety of price points. Sales of certain of our products have, or are expected to have, higher gross margin contributions than others. If our product mix shifts too far into lower gross margin products, or we are unable to maintain or increase gross margins, and we are not able to sufficiently reduce the engineering, production and other costs associated with those products or substantially increase the sales of our higher gross margin products, our profitability could be reduced. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up
and
start-up
costs. Relatedly, if our product mix shifts such that our production rates decrease, our product costs and margins may be negatively impacted. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.
Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.
Market opportunity estimates and growth forecasts included in this prospectus, including the expected size and growth of the markets for additive manufacturing technology and other markets in which we participate, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if these markets experience the forecasted growth described in this prospectus, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this prospectus, including internally generated estimates and the third-party estimate that the size of the total addressable market is expected to be approximately $115 billion in 2030, should not be taken as indicative of our future growth. In addition, these forecasts may not adequately consider the impact of the current global
COVID-19
pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.
Risks Related to Our Business Operations
Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.
Demand for our product lines is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs, our competitors’ pricing and marketing strategies, our customers’ budgets, the value our products bring to our customers and our desire to hit revenue goals can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our products and product lines could be negatively impacted and our business, results of operations and brand could suffer.
Our revenue model is evolving and we may introduce new revenue models or avenues that may not be accepted by our customers and as such will not materialize.
We depend on our network of VARs and other distribution partners and if we fail to maintain successful relationships, or if they fail to perform, our ability to market, sell and distribute our products will be limited, and our business, financial position and results of operations will be harmed.
We rely heavily on our global network of VARs and other distribution partners to sell our products and to provide installation and support services to customers in their respective geographic regions. These VARs and other distribution partners may not be as effective in selling our products or installing and supporting our customers as we expect. Moreover, a VAR or other distribution partner may misrepresent the capabilities of our products without our knowledge either intentionally or unintentionally due to the inherent complexity of our products. Further, our VARs and other distribution partners can terminate their contracts with us at any time, and if our contracts with a significant number of VARs and other distribution partners, or with the most effective VARs and other distribution partners, were to terminate or if they would otherwise fail or refuse to sell certain of our products, we may not be able to find replacements that are as qualified or as successful in a timely manner, if at all.
Recruiting and retaining qualified VARs and other distribution partners and training them in our technologies requires significant time and resources. These VARs and other distribution partners may also market, sell and support other technologies in unrelated markets and may devote more resources to the marketing, sales and support of such products.

In addition, if our VARs and other distribution partners do not perform as anticipated, or if we are unable to secure qualified and successful VARs and other distribution partners, our sales will suffer, which would have an adverse effect on our revenues and operating results. Because we also depend upon our VARs and other distribution partners to provide installation and support services for products, if our VAR or distribution partner relationships were terminated or limited to certain products, we may face disruption in providing support for our customers, which would adversely affect our brand, reputation and our results of operations. Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and adversely affect our financial results and brand.
Further, we require that our VARs and other distribution partners adhere to all local laws and regulations, but it is possible that a VAR or other distribution partner could violate such laws or regulations, which could adversely impact our business, reputation and financial results and brand. Our indirect sales and distribution model could subject us to lawsuits, potential liability and brand and reputational harm if, for example, any of our VARs and other distribution partners misrepresent the functionality of our products or services to customers or violate laws or our corporate policies.
Additionally, while none of our VARS or other distribution partners represents more than 10% of our sales, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition. Furthermore, a significant portion of our accounts receivable payment periods are greater than 90 days. During that time, the VAR or distribution partner may default on its obligations or we may otherwise be unable to collect the payments due to us, which could adversely affect our results of operations and financial condition.
If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruption, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.
In the case of certain materials, we have specified a certain grade of a product to be used in our manufacturing process. While there are several potential suppliers of most of these component materials that we use, we currently choose to use only one or a limited number of suppliers for several of these components and materials. For those materials, we could be impacted by any changes our suppliers make to such materials, which could include specification changes, lead time or cancellation of the material. If there is not an alternate product available, replacement thereof would require significant engineering and manufacturing efforts by us to qualify a replacement. Additionally, if a supplier of such materials decided to terminate their relationship with us, we may face delays in our production as we seek out a replacement supplier. Our reliance on a single or limited number of vendors involves a number of risks, including:

•	potential shortages of some key components;

•	product performance shortfalls, if traceable to particular product components, since the supplier of the faulty component cannot readily be replaced;

•	discontinuation of a product or certain materials on which we rely;

•	potential insolvency of these vendors; and

•	reduced control over delivery schedules, manufacturing capabilities, quality and costs.
In addition, we evaluate new suppliers pursuant to our internal procedures. This process involves evaluations of varying durations, which may cause production delays if we were required to qualify a new supplier unexpectedly. We generally assemble our systems and parts based on our internal forecasts and the availability of raw materials, assemblies, components and finished goods that are supplied to us by third parties, which are subject to various lead times. If certain suppliers were to decide to discontinue production of an assembly, component or raw material that we use, the unanticipated change in the availability of supplies, or unanticipated supply limitations, could cause delays in, or loss of, sales, increased production or related costs and consequently reduced margins, and damage to our reputation. If we were unable to find a suitable supplier for a particular component, material or compound, we could be required to modify our existing products or the end-parts
that we offer to accommodate substitute components, material or compounds. While we monitor risk internally related to our sourcing (particularly concerning raw materials), there is no guarantee that will sufficiently protect us if we suddenly lose access to supplies unexpectedly.

Any shortage of a particular component, material or compound could materially and adversely affect our ability to manufacture our products and could lead to increased costs to acquire such resources which could adversely affect our business and financial condition. We have in the past experienced and may in the future experience materials shortages and price fluctuations of certain key components, materials and compounds, and the predictability of the availability and pricing of these components, materials and compounds may be limited. Shortages of components, materials or compounds or pricing fluctuations could be material in the future. In the event of a components, materials or compounds shortage, supply interruption or material pricing change from suppliers of these components, materials or compounds, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components, materials or compounds may be time-consuming, difficult, and costly and we may not be able to source these components, materials or compounds on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these components, materials or compounds, or the inability to obtain these components, materials or compounds from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and VARs and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component, material or compound costs could result in lower gross margins. Even where we are able to pass increased costs along to our customers, there may be a lapse of time before we are able to do so such that we must absorb the increased cost. If we are unable to buy these components, materials or compounds in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of ours.
Our business model is predicated, in part, on developing or expanding recurring revenues through the sale of our hardware, consumables, and services. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.
Our business model is dependent, in part, on our ability to develop, maintain and increase sales of our hardware, consumables, and services as they generate recurring revenues. Existing and future customers of our systems may not purchase our consumables and services at the same rate at which customers currently purchase those offerings. If our current and future customers purchase a lower volume of our consumables and services, resulting overall in lower purchases of consumables and services on average than with our current installed customer base, our recurring revenue stream relative to our total revenues would be reduced and our operating results would be adversely affected.
We rely on a limited number of third-party logistics providers for distribution of our products, and their failure to distribute our products effectively would adversely affect our sales.
We rely on a limited number of third-party logistics providers for shipping our products. Each third-party logistics provider stores our products in a limited number of warehouses where they prepare and ship our products based on digital instructions. The use of a limited number of third-party logistics providers increases the risk that a fire or damage from another type of disaster at any of the warehouses may result in a disruption of our commercialization efforts. Additionally, because we use a limited number of third-party logistics providers, if there is a disruption in the distribution channels of such third-party logistics providers, our business and financial condition could be adversely impacted.
If our third-party logistics providers do not fulfill their contractual obligations to us, or refuse or fail to adequately distribute our products, such as by shipping our products to the incorrect recipient, or the agreements are terminated without adequate notice, shipments of our products, and associated revenues, would be adversely affected. In addition, we expect that it may take a significant amount of time if we were required to change our third-party logistics providers and would require significant efforts to provide the systems support required for a new provider to effectively support our operations.
If demand for our products does not grow as expected, or if market adoption of additive manufacturing does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.
We believe that the industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve additive manufacturing technology, is undergoing a shift towards additive manufacturing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of additive manufacturing technologies or our products may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards additive manufacturing. We must anticipate, sometimes several years in advance, the direction that the additive market is taking. We may not correctly anticipate the direction, which may lead us to invest in the wrong products, which may adversely affect our results of operation and financial condition. If additive manufacturing technology does not continue to gain broader market acceptance as an alternative to conventional manufacturing processes, or if the marketplace adopts additive manufacturing technologies that differ from our technologies, we may not be able to increase or sustain the level of sales of our products, and our operating results would be adversely affected as a result.

Defects in new products or in enhancements to our existing products that give rise to product returns or warranty or other claims could result in material expenses, diversion of management time and attention and damage to our reputation.
Our additive manufacturing solutions are complex and may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a machine has been used. We may not know which products are affected by defects. These defects could be systemic and could affect all of the products we shipped prior to discovery thereof. It may not be economically feasible to identify, replace or repair all affected products. In the event that the defect is severe enough or impacts customer safety, a product recall may be required. This could result in delayed market acceptance of those products or claims from VARs, customers or others, which may result in litigation, increased customer warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support, management and engineering personnel to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that may require us to take remedial action and could, regardless of merit, lead us to incur significant expenses, result in diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to retain existing customers or fail to attract new customers.
We attempt to include provisions in our agreements with customers that are designed to manage our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these provisions may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.
We may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers and any component suppliers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Relatedly, certain of our components are sourced by a single supplier and, if the supply became disrupted as a result of insufficient quality, service delays or any other factor, our manufacturing efforts may be adversely affected. Any future design issues, unforeseen manufacturing problems, such as contamination of our or such third-party facilities, equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
In order to meet our customers’ needs, we attempt to forecast demand for our products and components used for the manufacture of our products. If we fail to accurately forecast this demand, we could incur additional costs or experience manufacturing delays and may experience lost sales or significant inventory carrying costs.
The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. We cannot assure investors that we and our third-party manufacturers will be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional materials in-house
without manufacturing defects. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs will have a negative impact and may have a material adverse effect on our brand, business, financial condition and results of operations.
Our commercial contracts generally contain product warranties and limitations on liability and we carry liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, commercial terms and our insurance coverage may not be adequate or available to protect our company in all circumstances, and we might not be able to maintain adequate insurance coverage for our business in the future at an acceptable cost. Any liability claim against us that is not covered by adequate insurance could adversely affect our consolidated results of operations and financial condition. Finally, any liability claim against us may cause harm to our brand, reputation and adversely impact our business.

We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage and retain qualified personnel.
Our future performance depends on the continued services and contributions of our executive team, founders and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. Such persons may resign at any time and the loss of their services could delay or prevent the successful implementation of our strategy, commercialization of new applications for our systems or other products, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. There is no assurance that if any senior executive, founder or other key employee leaves in the future, we will be able to rapidly replace him or her and transition smoothly towards his or her successor, without any adverse impact on our operations.
Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain existing and new personnel. We experience intense competition for qualified senior management and other key personnel (including scientific, technical, manufacturing, engineering, financial and sales personnel) in the additive manufacturing industry, especially in the greater Boston area. Our personnel are generally employed on an at-will
basis, which means that they could terminate their employment with us at any time. There can be no assurance that we will be able to retain our current key personnel or attract new persons to join our organization in the future. Some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. These pressures could result in increased costs in order to provide competitive compensation packages to attract and retain key personnel. Moreover, new employees may not be as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products and enhancements to existing products.
As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities.
In-house
and outsourced manufacturing has been and continues to be a significant part of our business. As a result, we expect to continue to be subject to various risks associated with the manufacturing and supply of products, including the following:

•
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may be required to repair or replace defective products and may become liable for direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

•	Raw materials used in the manufacturing process, labor and other key inputs may become scarce, obsolete and expensive, causing our costs to exceed cost projections and associated revenues;

•
Manufacturing processes typically involve large machinery, fuels and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities;

•
As our manufacturing operations expand, we expect that a significant portion of our manufacturing will be done in regions outside the United States, either by third-party contractors or in a plant owned by the Company. Any manufacturing done in such locations presents risks associated with quality control, currency exchange rates, foreign laws and customs, timing and loss risks associated with international transportation and potential adverse changes in the political, legal and social environment in the host county;

•
We have made, and may be required to make, representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third-party technologies or violate government regulations;

•
As our manufacturing operations scale, so will our dependence on skilled labor at both in-house
and third-party manufacturing facilities. If we are unable to obtain and maintain skilled labor resources, we may unable to meet customer production demands; and

•
With scaling production volume, demand for our products may make up a significant percentage of global volume in select categories or commodities. Such commodities could be subject to large pricing swings due to the global political, legal and social environment and could cause our costs to exceed productions and associated revenues.

Any failure to adequately manage risks associated with the manufacture and supply of materials and products could adversely affect profits from that segment of our business and/or lead to significant liabilities, which would harm our brand, business, operations and financial condition.
Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
We generally enter into
non-competition
agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. For example, in Massachusetts, where most of our employees are based, applicable law imposes a number of requirements to enter into a valid non-competition
agreement, and in California
non-competition
agreements with employees are generally unenforceable after termination of employment.

We expect to continue to experience rapid growth and organizational change. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers.
We expect to continue to experience growth in our number of customers, sales, revenues and headcount. We expect to continue to make significant investments in our business, including investments in our infrastructure, software, technology, personnel headcount, facilities, marketing and sales efforts. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.
To manage growth in our operations and personnel, we will need to continue to scale and improve our operational, financial, and management controls, and our reporting systems and procedures, which will require significant capital expenditures, increasing our cost of operations and the reallocation of valuable management resources. As we scale, it may become more difficult and will require additional capital expenditures to maintain and increase the productivity of our employees, expand production, to address the needs of our actual and prospective customers, to further develop and enhance our products, and remain competitive against our competitors’ products. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.
As we acquire and invest in companies or technologies, we may not realize expected business, technological or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.
As part of our business strategy, we may evaluate and make investments in, or acquisitions of, complementary companies, products, software and technologies, to further grow and augment our business and product offerings. The success of any attempts to grow our business through acquisitions to complement our business depends in part on the availability of, our ability to identify, and our ability to engage and pursue suitable acquisition candidates. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.
If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

•	diversion of management’s attention from existing operations;

•	unanticipated costs or liabilities associated with the acquisition, including risks associated with acquired intellectual property and/or technologies;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•
difficulties in, and the cost of, integrating personnel and cultures, operations, technologies, products and services which may lead to failure to achieve the expected benefits on a timely basis or at all;

•	challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;

•	the difficulty of incorporating acquired technology and rights into our products and product portfolio and of maintaining quality and security standards consistent with our brand;

•	ineffective controls, procedures and policies inherited from the acquired company or during the transition and integration;

•	inability to generate sufficient revenue to offset acquisition and/or investment costs;

•	negative impact to our results of operations because of the depreciation of amounts related to acquired intangible assets, fixed assets, and deferred compensation;

•
requirements to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated;

•	the loss of acquired unearned revenue and unbilled unearned revenue;

•	recording goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period;

•	use of substantial portions of our available cash, issuance of dilutive equity or the incurrence of debt to consummate the acquisition;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions; and

•	currency and regulatory risks associated with conducting operations in foreign countries.
In addition, acquired technologies and intellectual property may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our profit margins may also be lower, or diluted, following the acquisition of companies whose profit margins are less than those of our existing businesses.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
Risks Related to Third Parties
A real or perceived defect, security vulnerability, error or performance failure in our software or technical problems or disruptions caused by our third-party service providers could cause us to lose revenue, damage our reputation and expose us to liability.
Our hardware products rely upon our complementary software products which are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures and we may encounter technical problems when we attempt to perform routine maintenance or enhance our software, internal applications, and systems, which could require us to allocate significant research and development and customer support resources to address these problems and divert the focus of our management and research and development teams. In addition, our platform may be negatively impacted by technical issues experienced by our third-party service providers.
Our business, brands, reputation and ability to attract and retain customers depend upon the satisfactory performance, reliability and availability of our software products, which in turn, with respect to our planned software as a service (“SaaS”) offerings depend upon the availability of the internet and our third-party service providers. For example, for our SaaS offerings we outsource our cloud infrastructure to Amazon Web Services (“AWS”), our hosting provider, which hosts our software products. Our hosting provider runs its own platforms upon which our products depend, and we are, therefore, vulnerable to service interruptions at the hosting provider level. We do not control the operation of any of AWS’ data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors or subject to breaches of computer hardware and software security, break-ins,
sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting provider, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints.
Any inefficiencies, security vulnerabilities, errors, defects, technical problems or performance failures with our software, internal applications and systems could reduce the quality of our products or interfere with our customers’ (and their users’) use of our products, which could negatively impact our brand and reputation, reduce demand, lead to a loss of customers or revenue, adversely affect our results of operations and financial condition, increase our costs to resolve such issues and subject us to financial penalties and liabilities under our service level agreements. Any limitation of liability provisions that may be contained in our customer agreements may not be effective as a result of existing or future applicable law or unfavorable judicial decisions. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim.

We depend on a limited number of third-party contract manufacturers for a substantial portion of all of our manufacturing needs and any delay, disruption or quality control problems in their operations, including due to the
COVID-19
pandemic, could cause harm to our operations, including loss of market share and damage to our brand.
We depend on third-party contract manufacturers for the production of our 3D printers and on third-party suppliers for the components and raw materials used in our products. While there are several potential manufacturers for most of these products, all of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers and several single source providers of certain supplies. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Our reliance on a limited number of contract manufacturers involves a number of risks, including:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality and reliability of products;

•	inability to control delivery schedules;

•	potential liability for expenses incurred by third-party contract manufacturers in reliance on our forecasts that later prove to be inaccurate;

•	potential lack of adequate capacity to manufacture all or a part of the products we require;

•	potential labor unrest affecting the ability of the third-party manufacturers to produce our products; and

•	unexpected component or process obsolescence making key components unavailable.
If any of our third-party contract manufacturers experience a delay, disruption or quality control problems in their operations, including due to the
COVID-19
pandemic, or if a primary third-party contract manufacturer does not renew its agreement with us, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our brand, business, results of operations and financial condition could be materially adversely affected. Finally, if a contract manufacturer producing a highly specified product changes its materials or is unable to meet our production demands, it could lead to specification changes, increased lead time or cancellation of the product.
As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations.
In addition, because we use a limited number of third-party contract manufacturers, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find a contract manufacturer who can supply us at a lower price. As a result, the loss of a limited source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.
All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. We rely on third-party providers to conduct the tests that support our applications for most regulatory approvals for our products. As part of the certification process, our third-party contract manufacturers are subject to audit and must receive approvals from third-parties providing such certifications. Failure to meet these certifications by our third-party contract manufacturers could adversely impact our business. Moreover, if our third-party contract manufacturers fail to timely and accurately conduct the tests supporting our applications for regulatory approvals, we may be unable to obtain the necessary domestic or foreign regulatory approvals or certifications to sell our products in certain jurisdictions. As a result, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed and our reputation and brand would suffer.
Our manufacturing facility and those of our third-party contract manufacturers and suppliers, as well as our customers’ facilities and our third-party logistics providers, are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.
A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers, suppliers or fulfillment centers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our facilities, or those of our third-party contract manufacturers, suppliers, third-party logistics providers or customers are negatively impacted by such a disaster, production, shipment and installation of our additive manufacturing machines could be delayed, which can impact the period in which we recognize the revenue related to that additive manufacturing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases (including the outbreak of the coronavirus disease
COVID-19)
could have a negative effect on our operations and sales.

Risks Related to International Operations
Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United
States locations.
As of August 2021, our products and services are distributed across the world, and we derive a substantial percentage of our sales from these international markets. Accordingly, we face significant operational risks from doing business internationally.
Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Although we currently invoice customers in United States dollars, increases in the value of the dollar relative to foreign currencies may make our products less attractive to foreign customers. We may also incur currency transaction risks if we were to enter into either a purchase or a sale transaction using a different currency from the currency in which we report revenues. In such cases we may suffer an exchange loss because we do not currently engage in currency swaps or other currency hedging strategies to address this risk. As we realize our strategy to expand internationally, our exposure to currency risks may increase. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.
The shipments of our products to foreign customers and/or
end-users
may be subject to tariffs and other restrictions imposed by the destination countries. As we procure equipment and materials from foreign suppliers, we may be required to pay import duties and comply with regulations imposed by the U.S. Customs and Border Protection. Both the U.S. and foreign tariff rates and import restrictions may change from time to time, which could adversely impact our global operations, for example, by decreasing the price competitiveness of our products in foreign markets and/or by increasing our manufacturing costs.
Other risks and uncertainties we face from our global operations include:

•	difficulties in staffing and managing foreign operations;

•	limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our products or work with suppliers or other third parties;

•	potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;

•	costs and difficulties of customizing products for foreign countries;

•	challenges in providing solutions across a significant distance, in different languages and among different cultures;

•	laws and business practices favoring local competition;

•	being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations, including local labor laws;

•	strict laws and regulations governing privacy and data security, including the European Union’s General Data Protection Regulation;

•	uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;

•	compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;

•	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	operating in countries with a higher incidence of corruption and fraudulent business practices;

•	changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;

•	failure by our VARs or other distribution partners to comply with local laws or regulations, export controls, tariffs and embargoes or other trade restrictions;

•	potential adverse tax consequences arising from global operations;

•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;

•	rapid changes in government, economic and political policies and conditions; and

•	political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events.
In addition, additive manufacturing has been identified by the U.S. government as an emerging technology and is currently being further evaluated for national security impacts. We expect additional regulatory changes to be implemented that will result in increased and/or new export controls related to additive manufacturing technologies, components and related materials and software. These changes, if implemented, may result in our being required to obtain additional approvals and/or licenses to sell 3D printers in the global market.

Our failure to effectively manage the risks and uncertainties associated with our global operations could limit the future growth of our business and adversely affect our business and operating results.
Global economic, political and social conditions and uncertainties in the market that we serve may adversely impact our business.
Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. Declines in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. Economic uncertainty in Europe, the United States, India, Japan, China and other countries may cause customers and potential customers to further delay or reduce technology purchases.
We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors or other third parties on which we rely. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed.
Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In particular, on June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a member state of the EU on January 31, 2020. The implementation period began February 1, 2020 and continued until December 31, 2020, during which U.K. continued to follow all of the EU’s rules, the EU’s pharmaceutical law remained applicable to the U.K. and the U.K.’s trading relationship remained the same. The U.K. and the EU have signed an
EU-UK
Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. Additionally, there is a risk that other countries may decide to leave the European Union. This uncertainty surrounding this transition not only potentially affects our business in the United Kingdom and the European Union, but also may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. In extreme cases, we could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruptions, our results of operations could be adversely affected.
The effects of regulations relating to conflict minerals may adversely affect our business.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to research, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products, including our 3D printers or materials. In addition, we expect to continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
Risks Related to Sales of Products to U.S. and Foreign Governments
A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
We derive a significant portion of our revenue from contracts that we have, either directly or through distribution partners and VARs, with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenue from sales to agencies of the U.S. federal government and governments of other nations, either directly by us or through other distribution partners. Sales to such governments and their agencies are subject to a number of challenges and risks. The procurement process for governments and their agencies is highly competitive, time-consuming, and may, in certain circumstances, be subject to political influence. We incur significant up-front
time and expense, which subjects us to additional compliance risks and costs, without any assurance that we (or a third-party distributor or reseller) will win a contract.

Accordingly, our business, financial condition, results of operations, and prospects may be adversely affected by certain events or activities, including, but not limited to:

•	changes in fiscal or contracting policies or decrease in available government funding;

•	changes in government programs or applicable requirements;

•
changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;

•
appeals, disputes or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•
budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by lapses in appropriations for the federal government or certain of its departments and agencies;

•	influence by, or competition from, third parties with respect to pending, new or existing contracts with government customers;

•
potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the
COVID-19
pandemic; and

•	increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our partners and subcontractors.
Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from purchasing our products and services in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition and prospects.
Government programs are limited by budgetary constraints and political considerations and are subject to uncertain future funding levels that could result in the termination of programs.
Government agency and department purchases are often strategic in nature and large in size. Therefore, reductions in funding levels that impact our customers could negatively affect the size of our customers’ orders or lead to cancellation of orders. Government contracts are often subject to more extensive scrutiny and publicity than commercial contracts. The number and terms of new government contracts signed can be affected significantly by political and economic factors, such as pending elections and revisions to government tax policies. Negative publicity related to our government contracts, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. A decline in security-related government spending for any reason, or a shift away from programs that we address, could hurt our sales, put pressure on our prices and reduce our revenue and margins. Relatedly, the use of our products by militaries or other government agencies or departments in a way that is perceived negatively by the public could adversely affect our business and reputation.
A multi-year U.S. government program may be implemented through the award of many different individual contracts, grants, cooperative agreements and subcontracts or other subawards. For U.S. government programs, program funding is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Government programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of a program or failure to commit funds to a program would result in a loss of anticipated future revenue attributable to that program, which could materially harm our business.
We are subject to audits by the U.S. government which could adversely affect our business.
U.S. government agencies routinely audit and investigate government contractors to monitor performance, cost allocations, cost accounting and compliance with applicable laws, regulations and standards. Since some of our contracts provide for cost reimbursement, the U.S. government has the right to audit our costs even after job completion and after we have billed and recognized the corresponding revenue. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allowed or improperly allocated to a specific contract will not be reimbursed, and any such costs that have already been reimbursed must be refunded, which would affect associated revenue that had already been recognized. While we intend to implement uniform procurement and compliance programs for all of our business, we may be subject to more risks from these audits until we are able to implement such a program effectively.
Responding to governmental audits, inquiries or investigations may involve significant expense and divert the attention of our management. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, damages, fines and suspension or debarment from doing business with U.S. government agencies. In addition, our reputation could be seriously harmed by allegations of impropriety, even if unfounded. Our internal controls may not prevent or detect all improper or illegal activities.

Our business is subject to laws and regulations that are more restrictive because we are a contractor and subcontractor to the U.S. government.
As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government
contractors, including the Federal Acquisition Regulations and its supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts, and the Truth in Negotiations Act and various other laws, which require certain certifications and disclosures. These laws and regulations, among other things:

•	require that we obtain and maintain material governmental authorizations and approvals to conduct our business as it is currently conducted;

•	require certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•	impose rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•
impose requirements relating to ethics and business practices, which carry penalties for noncompliance ranging from monetary fines and damages to loss of the ability to do business with the U.S. government as a prime contractor or subcontractor.

In addition, we may be subject to industrial security regulations of the U.S. Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive U.S. government information. If we were to come under foreign ownership, control or influence, our U.S. government customers could terminate, or decide not to renew, our contracts, or we may be subjected to burdensome industrial security compliance measures. Such a situation could impair our ability to obtain new contracts and subcontracts. The government may also change its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts.
Our contracts and those of our VARs with governments may impose requirements that may be unfavorable to us and that may have a material adverse effect on our growth prospects and operating results.
Most of our sales to government entities have been made indirectly through our VARs and other distribution partners. In some cases, we have entered contracts directly with government customers. There are inherent risks in contracting with governments and their agencies. Government customers can typically terminate, reduce orders under or otherwise modify any of its contracts with us or our VARs for its convenience (
i.e.
, without cause) whether or not we have failed to perform under the terms of the applicable contract. In such case, the government would not be required to pay our VARs or us for the lost profits for the unperformed work. A termination arising out of our VARs or our default could expose our VARs or us to liability and harm our VARs or our ability to compete for future contracts and orders. In addition to unfavorable termination provisions, our VARs or our U.S. government contracts and related regulations contain provisions that allow the U.S. government to unilaterally suspend our VARs or us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and potentially restrict exports of our products, services and associated materials.
Our VARs or our contracts with government agencies may subject our VARs or us to other risks and give the government additional rights and remedies not typically found in commercial contracts, including rights that allow the government to, for example:

•	obtain detailed cost or pricing information;

•	receive “most favored customer” pricing;

•
require us to prioritize orders from our government customers above our other customers’ existing orders, which we may fail to do and, even if we do prioritize such orders, may impact our relationships with our other customers;

•	perform routine audits;

•	impose equal employment and hiring standards;

•	require products to be manufactured in specified countries;

•	restrict non-U.S. ownership or investment in our company; and/or

•	pursue administrative, civil or criminal remedies for contractual violations.
These rights and remedies have the potential to limit our VARs or our sales to, and increase our VARs or our costs of, doing business with both government and commercial customers, which could materially adversely affect our growth prospects and operating results.
Additionally, we sometimes rely on our VARs and other distribution partners to satisfy certain regulatory obligations that we would otherwise have to satisfy if we sold directly to the government entities, and our VARs and other distribution partners may be unable or unwilling to satisfy these obligations in the future. In the event of such termination or change, it may be difficult for us to arrange for another VAR or other distribution partner to sell our solutions to these government entities in a timely manner, and we could lose sales opportunities during the transition.

Risks Related to Litigation and Liability
We are, and have been in the recent past, subject to business and intellectual property litigation.
We have been in the recent past involved in litigation, and we could be involved in additional litigation in the future. In March 2018, Desktop Metal, Inc. (“Desktop Metal”), a direct competitor in the additive manufacturing industry, brought a claim in Massachusetts federal court against us regarding patent infringement and trade secret misappropriation. We counterclaimed for trade secret misappropriation, breach of fiduciary duty, and other matters. A jury trial was held in July 2018 on Desktop Metal’s claims for patent infringement. We prevailed against Desktop Metal’s claims of patent infringement via a jury verdict that found no infringement of the asserted patents. A second jury trial began in September 2018 primarily in connection with our counterclaims, and the parties entered into a confidential settlement agreement (the “Settlement Agreement”) covering the disputes between them in October 2018. In October 2019, we submitted an Arbitration Demand with JAMS against Desktop Metal alleging breach of the parties’ Settlement Agreement pursuant to the non-disparagement
obligations therein, as well as a violation of M.G.L. c. 93A. Desktop Metal counterclaimed against us for breach of the parties’ Settlement Agreement pursuant to the confidentiality provision therein. The matter proceeded in confidential arbitration and a hearing was held in December 2020. The Arbitration decision was issued on February 26, 2021, and the Arbitrator ruled that neither we nor Desktop Metal were liable pursuant to their respective claims, and that neither party therefore owed any damages to the other.
In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based out of Idaho, brought a claim in the United States District Court for the District of Delaware federal court against us regarding patent infringement. While we take any claims of infringement seriously, we believe that Continuous Composite’s claims are baseless and without merit. We intend to mount a vigorous defense against Continuous Composites in court. However, we can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against us for significant damages. Resolution of any such matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings.
In addition, the additive manufacturing industry has been, and may continue to be, litigious, particularly with respect to intellectual property claims. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements. Regardless of the outcome, litigation has resulted in the past, and may result in the future, in significant legal expenses and require significant attention and resources of management. As a result, any present or future litigation that may be brought against us by any third party could result in reputational harm, losses, damages and expenses that may have a significant adverse effect on our financial condition.
We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply.
The products we supply are sometimes used in potentially hazardous or critical applications, such as the assembled parts of an aircraft, medical device or automobile. The sale of our products and the provision of related services in general, and to customers in the foregoing industries in particular, exposes us to possible claims for property damage and personal injury or death, which may result from the use of these end-use
parts. While we have not experienced any such claims to date, actual or claimed defects in the products we supply could result in our being named as a defendant in lawsuits asserting potentially large claims. We may be potentially liable, in significant amounts, and face significant harm to our reputation if an aircraft, medical or automotive part, component or accessory or any other aviation, medical or automotive product that we have sold, produced or repaired fails due to our fault, in whole or in part, or if an aircraft or automobile for which we have provided services or in which their parts are installed crashes, and the cause can be linked to those parts or cannot be determined. A similar risk arises in connection with sales of our products to customers in the aerospace industry to the extent that the parts produced by those products do not function properly and are responsible for damages. Our commercial contracts generally contain product warranties and limitations on liability and we carry liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. While we intend to monitor our insurance coverage as our business continues to grow, claims may arise in the future, and that insurance coverage may not be adequate or available to protect our consolidated company in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage for our business in the future at an acceptable cost. Any liability claim against us that is not covered by adequate insurance could adversely affect our consolidated results of operations and financial condition. Finally, any liability claim against us may cause harm to our brand, reputation and adversely impact our business.
We could face liability if our additive manufacturing solutions are used by our customers to print dangerous objects.
Customers may use our 3D printers to print parts that could be used in a harmful way or could otherwise be dangerous. For example, there have been news reports that additive manufacturing machines were used to print guns or other weapons. We have little, if any, control over what objects our customers print using our products, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our products. Additionally, individuals or entities unaffiliated with us could disseminate plans or digital files that could be used with our products to produce parts and items that could be deemed illegal or harmful. While we have never printed weapons on any printers in our offices, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon printed by a customer using one of our products. Additionally, association of such an incident with our products may cause harm to our brand reputation and adversely impact our business.

Third parties may produce or sell counterfeit or imitation versions of our materials.
Third parties may sell counterfeit or imitation versions of our materials that are inferior or pose safety risks. If consumers confuse these counterfeit products or materials for our products or materials or have a bad experience with the counterfeit products or materials, they might refrain from purchasing our products or materials in the future, which could harm our reputation and sales. Further, if third parties develop materials that compete favorably on price, and/or meet or exceed the quality and performance of our own materials, we may lose recurring revenue from lost sales of our materials. If we do not maintain favorable perceptions of our products and materials, and if we are unable to compete successfully with third party manufacturers of materials, our brand, business, financial condition, results of operations and cash flows could be adversely impacted.
Failure of our global operations to comply with anti-corruption laws and various trade restrictions, such as sanctions and export controls, could have an adverse effect on our business.
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business.
We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. For instance, recent amendments to the U.S. Export Administration Regulations (“EAR”) increased restrictions on exports to certain “military end-users”
and for “military
end-uses”
by certain persons in China, Russia, or Venezuela, which requires us to perform due diligence on customers and end-users
in those countries for potential military connections.
We also need to monitor the changes in export-related laws and regulations, such as International Traffic in Arms Regulations (“ITAR”), and their applicability to our products and services. If our products or services become subject to the ITAR, we may be required to obtain licenses, clearances, or authorizations from various regulatory entities. If we are not allowed to export our products or services, or if the clearance process is burdensome, our ability to generate revenue would be adversely affected and our operating costs could increase.
In addition, international sales of certain of our products may be subject to local laws and regulations in foreign jurisdictions which we may not be familiar with. We may not be allowed to ship our products to certain countries without meeting their local laws and regulations. The failure to comply with any of these laws or regulations could adversely affect our ability to conduct our business and generate revenues.
We are committed to doing business in accordance with applicable anti-corruption laws and regulations and with applicable trade restrictions. We are subject, however, to the risk that our affiliated entities or our and our affiliates’ respective officers, directors, employees and agents (including distributors and VARs of our products) may take action determined to be in violation of such laws and regulations. Any violation by us or by any of these persons could result in substantial fines, sanctions, civil and/or criminal penalties, or curtailment of operations in certain jurisdictions, and might adversely affect our operating results. In addition, actual or alleged violations could damage our reputation and ability to do business.
Although we take precautions to prevent violations of applicable anti-corruption laws and regulations and applicable trade restrictions, we may have exported products in the past in apparent violation of the EAR. If we are found to be in violation of U.S. export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise.

We are subject to environmental, health and safety laws and regulations related to our operations and the use of our 3D printers and materials, which could subject us to compliance costs and/or potential liability.
We are subject to domestic and foreign environmental, health and safety laws and regulations governing our operations. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling, transport and disposal of chemicals and waste materials, the presence of specified substances in electrical products; the emission and discharge of hazardous materials into the ground, air or water; the investigation and cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. As such, our operations, including our production activities, carry an inherent risk of environmental, health and safety liabilities. Under these laws and regulations, we could be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end-users.
Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities, or may be required to make significant expenditures to achieve compliance. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.
We may be subject to environmental laws and regulations concerning the import and export of chemicals and hazardous substances including, without limitation, the United States Toxic Substances Control Act (“TSCA”) and the Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”). These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.
The cost of complying with current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition and results of operations.
Aspects of our business are subject to laws and regulations governing privacy and data security. Changes in laws, regulations, and public perception concerning data protection and privacy, or changes in the interpretation or patterns of enforcement of existing laws and regulations, could impair our efforts to maintain and expand our customer base or the ability of our customers to use our services. Breaches of laws and regulations concerning data protection and privacy could expose us to significant fines and other penalties.
We hold personal information about a variety of individuals, such as our employees, prospects, and our customers. Processing of personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world.
For example, relevant applicable laws and regulations governing the collection, use, disclosure or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act of 2018 (the “CCPA”) and state breach notification laws. In particular, the CCPA, among other things, requires covered ‘Businesses’ to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Moreover, we maintain offices in the European Union (“EU”) (Ireland) and we have customers in the EU and the United Kingdom (“UK”). Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “GDPR”), and related member state implementing legislation, and to the UK’s Data Protection Act 2018 (collectively, “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK. Additionally, European Data Protection Law imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States. These transfers are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) or binding corporate rules. The Court of Justice of the European Union (the “CJEU”) recently deemed that these transfers need to be analyzed on a case-by-case
basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the EU. Complying with this guidance is and will continue to be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU, which would cause significant business disruption. The GDPR imposes sanctions for violations up to the greater of €20 million and 4% of worldwide gross annual revenue, enables individuals to claim damages for violations and introduces the right for non-profit
organizations to bring claims on behalf of data subjects.
The regulatory framework governing the collection, processing, storage, use and sharing of personal information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of personal information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting merchant and customer expectations, or contractual obligations, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.
We publicly post documentation regarding our privacy practices. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.
We rely on our software and information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.
We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, receive orders from our customers, manage our accounting and financial functions, including our internal controls, and maintain our research and development data. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In particular, our integrated software platform is an essential system that virtually all of our customers depend on for their design needs. If our integrated software platform were to fail, we could face adverse consequences to our results of operations, financial condition and business reputation. In addition, during the
COVID-19
pandemic, a substantial portion of our employees have conducted work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.
Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and our systems may be vulnerable to damage or interruption. Disruption to our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees.
Our reputation and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:

•	our operations are disrupted or shut down;

•	our confidential, proprietary information is stolen or disclosed;

•	we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information; or

•	we must dedicate significant resources to system repairs or increase cyber security protection.
In addition, any unauthorized access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure.

The cost of investigating, mitigating and responding to potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from such disruptions, failures or security breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.
If our computer systems are damaged or cease to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. Any such disruption could adversely affect our reputation and financial condition.
We also rely on information technology systems maintained by third parties, including third-party cloud computing services and the computer systems of our suppliers for both our internal operations and our customer-facing infrastructure related to our additive manufacturing solutions. These systems are also vulnerable to the types of interruption and damage described above but we have less ability to take measures to protect against such disruptions or to resolve them if they were to occur. Information technology problems faced by third parties on which we rely could adversely impact our business and financial condition as well as negatively impact our brand reputation.
Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.
Our products contain complex information technology systems. For example, our additive manufacturing machines are designed with built-in
data connectivity to accept and install periodic remote updates from us to monitor, improve and update their functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our products and their systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products and we aim to remedy any reported and verified vulnerability. Accordingly, we have received reports of potential vulnerabilities in the past and have attempted to remedy them. However, there can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.
Any unauthorized access to or control of our products or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our products, their systems or data, as well as other factors that may result in the perception that our products, their systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.
Our business has risks that may not be adequately covered by insurance or indemnity.
We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of our products. While we have attempted to secure liability insurance coverage at an appropriate cost, it is impossible to adequately insure against all risks inherent in our industry, nor can we assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Our insurance policies also contain deductibles, limitations and exclusions, which increase our costs in the event of a claim. Even a partially uninsured claim of significant size, if successful, could have an adverse effect on our financial condition. In addition, we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, and our existing policies may be cancelled or otherwise terminated by the insurer. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of our management’s time, and we may be forced to spend a substantial amount of money in that process. Substantial claims in excess of or not otherwise covered by indemnity or insurance could harm our financial condition and operating results.
Risks Related to Intellectual Property
We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.
Our success is dependent, in part, upon protecting our proprietary information and technology. Our intellectual property portfolio primarily consists of patents, patent applications, registered and unregistered trademarks, unregistered copyrights, domain names, know-how,
and trade secrets. We may be unsuccessful in adequately protecting our intellectual property.

Our trade secrets,
know-how
and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how
or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that we may have over such competitor. This concern could manifest itself in particular with respect to our proprietary materials that are used with our systems. Portions of our proprietary materials may not be afforded patent protection. Chemical companies or other producers of raw materials used in our materials may be able to develop materials that are compatible to a large extent with our products, whether independently or in contravention of our trade secret rights and related proprietary and contractual rights. If such materials are made available to owners of our systems, and are purchased in place of our proprietary materials, our revenues and profitability would be reduced, and we could be forced to reduce prices for our proprietary materials.
Current laws may not provide for adequate protection of our products, especially in foreign jurisdictions which may have laws that provide insufficient protections to companies. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products, or certain aspects of our products may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the laws and mechanisms for protection and enforcement of intellectual property rights in some foreign countries may be inadequate. As we continue to operate in foreign countries and expand our international activities, we have encountered and may in the future encounter challenges in navigating the laws of foreign countries, which may adversely affect our ability to protect our proprietary rights. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property or claiming that we infringe upon or misappropriate their technology and intellectual property.
To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.
We have in the past and may in the future be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright and other intellectual property development and enforcement activity in our industry and relating to the additive manufacturing technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties (including non-practicing
entities and patent holding companies) may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using our platform or products that incorporate the challenged intellectual property;

•	require us to modify, redesign, reengineer or rebrand our platform or products, if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements to obtain the right to use a third-party’s intellectual property.
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly settlement agreements, or prevent us from offering our platform or products, any of which could have a negative impact on our operating profits and harm our future prospects. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our platform or products, or refund premium subscription fees, which could further exhaust our resources. Such disputes could also disrupt our platform or products, adversely affecting our customer satisfaction and ability to attract customers.

If we are unable to adequately protect or enforce our intellectual property rights, such information may be used by others to compete against us, in particular in developing materials that could be used with our printing systems in place of our proprietary materials.
We have devoted substantial resources to the development of our technology and related intellectual property rights. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of registered and unregistered intellectual property and protect our rights using patents, licenses, trademarks, trade secrets, confidentiality and assignment of invention agreements and other methods.
Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection. Our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
Our trade secrets,
know-how
and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how
or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that we may have over such competitor. This concern could manifest itself in particular with respect to our proprietary materials that are used with our systems. Portions of our proprietary materials may not be afforded patent protection. Chemical companies or other producers of raw materials used in our materials may be able to develop materials that are compatible to a large extent with our products, whether independently or in contravention of our trade secret rights and related proprietary and contractual rights. If such materials are made available to owners of our systems, and are purchased in place of our proprietary materials, our revenues and profitability would be reduced, and we could be forced to reduce prices for our proprietary materials.
If our patents and other intellectual property do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents and other intellectual property. Any of the foregoing events would lead to increased competition and reduce our revenue or gross margin, which would adversely affect our operating results.
If we attempt enforcement of our intellectual property rights, we may be, and have been in the past, subject or party to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Any of the foregoing could adversely affect our business and financial condition.
As part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business.
Our additive manufacturing technology contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to commercialize our products.
Our additive manufacturing technology contains components that are licensed under so-called
“open source,” “free” or other similar licenses. Open source software is made available to the general public on an
“as-is”
basis under the terms of a
non-negotiable
license. We currently combine our proprietary software with open source software and intend to continue doing so in the future. Additionally, we make some of our source code available under open source licenses, which may limit our ability to protect our intellectual property rights in our source code and prevent our competitors or others from using such source code. Our use and distribution of open source software may entail greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to disclose or make available the source code of our proprietary software to third parties. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of third-party intellectual property rights in open source software. These claims could result in litigation, require us to purchase a costly license or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer
our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering
could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

General Risk Factors
We will continue to incur increased costs as a result of operating as a public company, and our management are required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and NYSE have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes Oxley Act within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm are able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on NYSE.
Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.
Accounting methods and policies for public companies are subject to review, interpretation and guidance from our independent registered accounting firm and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our consolidated financial statements.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.
Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny require significant attention from our management and could divert their attention away from the day-to-day
management of our business, which could adversely affect our business, financial condition and results of operations.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.
We operated as a private company until July 2021. Our management has significant requirements for enhanced financial reporting and internal controls as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements, which could harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financing reporting issued by our independent registered public accounting firm. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal control over financial reporting.
In addition to our results determined in accordance with GAAP, we believe certain non-GAAP
measures may be useful in evaluating our operating performance. We present certain non-GAAP
financial measures in this prospectus and intend to continue to present certain non-GAAP
financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP
financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet its periodic reporting obligations
.
In connection with the preparation of our consolidated financial statements, material weaknesses in our internal control over financial reporting were identified as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•
We did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls related to the period-end
financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.

•
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine,
unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for share repurchase transactions and issuance of stock warrants.

These material weaknesses resulted in audit adjustments to the following financial statement line items: operating expense, other expense, interest expense, other assets, other liabilities, additional paid in capital, treasury stock, retained earnings, note receivable - equity, and series D preferred stock. These adjustments were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•
We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, we did not design and maintain (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in any misstatements to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of
IT-dependent
controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

We will take certain measures to remediate the material weaknesses described above, including the following:

•	Hiring additional accounting and IT personnel, including a new chief financial officer, to bolster its reporting, technical accounting and IT capabilities.

•	Engaging a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties, and IT general controls.

•
Designing and implementing controls to formalize roles and review responsibilities to align with the our team’s skills and experience and designing and implementing controls over segregation of duties.

•
Designing and implementing controls to timely identify and account for non-routine,
unusual or complex transactions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters.

•
Designing and implementing formal accounting policies, procedures and controls supporting our period-end
financial reporting process, including controls over the preparation and review of account reconciliations and journal entries.

•
Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

We have begun to hire additional accounting and IT personnel, including the hiring of a new chief financial officer in March 2021, engaged third party resources to assist it in designing and implementing controls related to period-end
financial reporting, segregation of duties, and IT general controls, and begun to implement appropriate segregation of duties in the operation of manual controls. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
We are working to remediate the material weaknesses as efficiently and effectively as possible and expects full remediation could potentially go beyond December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited in connection with the proposed business combination and other ownership changes.
We have incurred substantial losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2020, we had federal NOL carryforwards of approximately $65.3 million, of which $15.0 million are subject to expire at various times beginning in 2033, and $50.3 million that have no expiration date and will be carried forward indefinitely. We also had state NOL carryforwards of approximately $33.1 million that will begin to expire in 2027, unless previously utilized. On December 31, 2020, we had federal and state research and development credit carryforwards of approximately $2.0 million and $1.3 million, respectively. The federal research and development credit carryforwards will begin expiring in 2033 while the state credit carryforwards will begin expiring in 2029, unless previously utilized.
Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Because we have had no taxable income in prior years, we do not anticipate carrying back any of our net operating losses. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with, or undergo an ownership change following, the proposed business combination, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. The U.S. government in the future may enact additional legislation that affects the taxation of business entities, including with respect to the treatment of NOLs.
Further, the changes in tax laws could negatively impact our effective tax rate. Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, the creation of a 10% surtax on certain imports and a 15% minimum tax on worldwide book income. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our effective tax rate. Holders of our securities are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.
Currently, we incur losses in certain countries where we do not receive a financial statement benefit, and we operate in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on our overall effective tax rate.

Additional Risks Related to Ownership of Our Common Stock and Us Operating as a Public Company
The price of our common stock and warrants may be volatile.
The price of our Common Stock as well as our Warrants may fluctuate due to a variety of factors, including:

•	changes in the industries in which we and our customers operate;

•	developments involving our competitors;

•	changes in laws and regulations affecting its business;

•	variations in its operating performance and the performance of its competitors in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or its industry;

•	the public’s reaction to our press releases, its other public announcements and its filings with the SEC;

•	actions by stockholders, including the sale by the PIPE Investors of any of their shares of our common stock;

•	additions and departures of key personnel;

•	commencement of, or involvement in, litigation involving the combined company;

•	changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Common Stock available for public sale; and

•
general economic and political conditions, such as the effects of the
COVID-19
pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Common Stock and warrants regardless of the operating performance of us.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the
lock-up
restrictions agreed to into in connection with the Merger Agreement, subject to certain exceptions, the Sponsor and certain related parties and certain of our Stockholders (who collectively own approximately 77.6% of our outstanding Common Stock) are contractually restricted from selling or transferring any of its or their shares of common stock (the
“Lock-up
Shares”). Such restrictions began at Closing and end 180 days after Closing. The lock-up
restrictions described above supersede the
lock-up
provisions set forth in Section 7 of that certain letter agreement, dated as of August 17, 2020, by and among AONE, the Sponsor and each of the other parties thereto (the “Insider Letter”) which provisions in Section 7 of the Insider Letter shall be of no further force or effect as of the date of the Registration Rights Agreement and the
Lock-Up
Agreement.
However, following the expiration of the respective lockups described above, the Sponsor and our Stockholders will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws. In addition, upon certain events, up to 2,610,000 Sponsor Earnout Shares will vest and become salable by Sponsor or its transferees. Additionally, the PIPE Investors will not be restricted from selling any of the shares of our Common Stock acquired in the PIPE Investment, other than by applicable securities laws. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. The Sponsor and the Markforged Stockholders collectively own approximately 80.1% of the outstanding shares of our Common Stock.

The shares held by Sponsor and our Stockholders may be sold after the expiration of the applicable lock-up
periods agreed to in connection with the Merger Agreement. As restrictions on resale end, and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price, or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of its other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage its transition into a public company.
These rules and regulations result in us incurring substantial legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on its board of directors, its board committees or as executive officers.
We are currently an emerging growth company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
When we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
Delaware law and the Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
The Organizational Documents and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Organizational Documents include provisions regarding:

•
the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the board of directors are classified into three classes, with only one class being elected each year to serve three-year terms. As a result, in most circumstances, a person can gain control of our board only by successfully engaging in a proxy contest at two or more annual stockholders meetings;

•	the certificate of incorporation will prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•
the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.
The provisions of the Bylaws requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against the directors and officers of us, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.
The Bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Bylaws or Certificate of Incorporation (as either may be amended from time to time) (including the interpretation, validity and enforceability thereof), (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine, and (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to actions or claims arising under the Exchange Act. The Bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, will be the Federal District Courts of the United States (the “Federal Forum Provision,” and with the Delaware Forum Provision, the “Exclusive Forum Provisions”). In addition, the Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; our cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.
These provisions may impose additional litigation costs on stockholders in pursuing any such claims and have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers of, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the Federal District Courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
The private placement warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.
Under U.S. GAAP, we are required to evaluate our warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the warrants contain provisions requiring liability classification. Therefore, as described in the financial statements of AONE included herein, we are accounting for the warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 23, 2021, by and among one, Caspian Merger Sub Inc., and MarkForged, Inc. (incorporated by reference to Exhibit 2.1 to one’s Registration Statement on Form S-4/A filed June 4, 2021).

3.1	Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

3.2	Bylaws of Markforged Holding Corporation (incorporated by reference to Exhibit 3.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

4.1	Specimen Common Stock Certificate of Markforged Holding Corporation (incorporated by reference to Exhibit 4.5 to one’s Registration Statement on Form S-4/A filed June 4, 2021).

4.2	Warrant Agreement, dated as of August 17, 2020, between one and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to one’s Registration Statement on Form S-4/A filed June 4, 2021).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.2	2021 Stock Option and Incentive Plan of Markforged Holding Corporation and forms of agreement thereunder. (incorporated by reference to Exhibit 10.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.17 to one’s Registration Statement on Form S-4/A filed June 4, 2021).

10.4	Registration Rights Agreement, dated as of July 14, 2021, by and among Markforged Holding Corporation, A-star, certain affiliates of A-star and certain former stockholders of MarkForged, Inc. (incorporated by reference to Exhibit 10.5 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.5	Sponsor Support Agreement, dated February 23, 2021, by and among A-Star LLC, one, each director and officer of one and MarkForged, Inc. (incorporated by reference to Exhibit 10.15 to one’s Registration Statement on Form S-4/A filed June 4, 2021).

10.6	Lock-Up Agreement, dated as of July 14, 2021, by and between Markforged Holding Corporation, Inc. and the undersigned parties thereto (incorporated by reference to Exhibit 10.8 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.7	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.9 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.8	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.9	Senior Executive Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 12, 2021	Markforged Holding Corporation

	By:	/s/ Shai Terem
	Name:	Shai Terem
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Schwartz
	Name:	Mark Schwartz
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)