Form 10-Q
period 2021-09-30
Markforged Holding Corp
filed 2021-11-15
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39453

Markforged Holding Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1545859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Pleasant Street Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 496-1805

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share Redeemable Warrants, each whole warrant exercisable for one share of Common Stock, $0.0001 par value	MKFG MKFG.WS	New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 15, 2021, the registrant had 185,851,079 shares of common stock, $0.0001 par value per share, outstanding.

Risk Factors Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Quarterly Report on Form 10-Q are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•
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
•
A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our products. The COVID-19 pandemic has caused a material on-going disruption to our business beginning in the second quarter of 2020 and the COVID-19 related supply chain disruptions have adversely impacted our business in the second half of 2021.
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
•
We rely on a limited number of third-party logistics providers for distribution of our products, and their failure to effectively distribute our products, including because of delays and disruptions caused by current conditions in global shipping capacity would adversely affect our sales.
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
•
We may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level. As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities. We depend on a limited number of third-party contract manufacturers for a substantial portion of our manufacturing needs and we depend on a number of suppliers for other parts and components; in the second half of 2021, we have increasingly experienced, and expect to continue to experience, price increases, supply shortages and delays and any such delay, disruption or quality control problems in their operations, including due to the COVID-19 pandemic, could cause harm to our operations, including loss of market share, reduced margins and damage to our brand.
•
We have experienced, and expect to continue to experience, rapid growth and organizational change since our inception. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers.
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
•
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

EXPLANATORY NOTE

On July 14, 2021, we consummated the merger (the "Merger") contemplated by the Agreement and Plan of Merger, dated as of February 23, 2021 (the “Merger Agreement”), by and among one, a Cayman Islands exempted company limited by shares (“one”), Caspian Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of one (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Legacy Markforged”). As a result of the Merger, Legacy Markforged merged with and into Merger Sub with Legacy Markforged surviving as our wholly-owned subsidiary and, following one’s filing of a notice of deregistration and necessary accompanying documents with the Cayman Islands Registrar of Companies, and a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which one was domesticated, one changed its name to “Markforged Holding Corporation.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations of Markforged Holding Corporation. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report on Form 10-Q include, for example, statements about:

•
the benefits of the Merger and our ability to realize such benefits;
•
our financial performance;
•
the effect of uncertainties related to the COVID-19 pandemic and global supply chain disruptions;
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
•
our ability to develop and deliver new products, features and functionality that are competitive and meet market needs;

•
our ability to maintain an effective system of internal controls over financial reporting;
•
our ability to remediate our material weaknesses in our internal control of financial reporting;
•
our ability to grow and manage growth profitably and retain key employees; and
•
the outcome of legal or governmental proceedings that may be instituted against us.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2021 and December 31, 2020

(In thousands, except share data and par value amounts) (Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$296,735	$58,715
Accounts receivable, net	24,071	16,601
Inventory	11,270	6,553
Prepaid expenses	5,397	1,496
Other current assets	511	1,373
Total current assets	337,984	84,738
Property and equipment, net	5,335	4,281
Other assets	773	584
Total assets	$344,092	$89,603
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,213	$3,369
Accrued expenses	13,641	8,168
Deferred revenue	5,552	6,196
Other current liabilities	294	300
Total current liabilities	21,700	18,033
Long-term debt	—	5,022
Long-term deferred revenue	3,130	2,905
Deferred rent	1,426	1,073
Contingent earnout liability	80,419	—
Other liabilities	4,284	545
Total liabilities	110,959	27,578
Commitments and contingencies (Note 14)
Convertible preferred stock (Note 9)	—	137,497
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 and 183,300,000 shares authorized at September 30, 2021 and December 31, 2020; 185,697,959 and 39,510,108 shares issued at September 30, 2021 and December 31, 2020, respectively	19	4
Additional paid-in capital	312,084	5,538
Treasury stock, 0 shares at September 30, 2021 and 483,479 shares at December 31, 2020	—	(1,450)
Accumulated deficit	(78,970)	(79,564)
Total stockholders’ equity (deficit)	233,133	(75,472)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$344,092	$89,603

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2021 and 2020

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$24,045	$15,639	$64,584	$47,514
Cost of revenue	10,330	6,319	26,729	21,316
Gross profit	13,715	9,320	37,855	26,198
Operating expenses
Sales and marketing	10,399	4,982	25,711	16,744
Research and development	9,761	4,031	21,487	12,883
General and administrative	15,935	3,889	32,770	11,138
Total operating expenses	36,095	12,902	79,968	40,765
Loss from operations	(22,380)	(3,582)	(42,113)	(14,567)
Change in fair value of warrant liabilities	1,418	(66)	170	(79)
Change in fair value of contingent earnout liability	42,710	-	42,710	-
Other (expense) income, net	(48)	(25)	(168)	11
Interest expense	(6)	(23)	(15)	(51)
Interest income	6	3	9	146
Profit (loss) before income taxes	21,700	(3,693)	593	(14,540)
Income tax (benefit) expense	(3)	26	(1)	113
Net profit (loss) and comprehensive income (loss)	$21,703	$(3,719)	$594	$(14,653)
Weighted average shares outstanding - basic	162,942,990	38,545,607	81,373,265	38,149,992
Weighted average shares outstanding - diluted	167,091,320	38,545,607	85,407,166	38,149,992
Net profit (loss) per share - basic	$0.13	$(0.10)	$0.01	$(0.38)
Net profit (loss) per share - diluted	0.13	(0.10)	0.01	(0.38)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2021 and 2020

(In thousands, except share data) (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Note	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)	Total
December 31, 2020	107,592,801	$137,497	39,510,108	$4	$5,538	483,479	$(1,450)	$—	$(79,564)	$(75,472)	$62,025
Exercise of common stock options	—	—	714,170	—	356	—	—	—	—	356	356
Stock-based compensation expense	—	—	—	—	1,195	—	—	—	—	1,195	1,195
Exercise of Series D warrants	20,037	100	—	—	—	—	—	—	—	—	100
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	—	(10,020)	(10,020)	(10,020)
March 31, 2021	107,612,838	$137,597	40,224,277	$4	$7,089	483,479	$(1,450)	$—	$(89,584)	$(83,941)	$53,656
Exercise of common stock options	—	—	102,237	—	62	—	—	—	—	$62	$62
Stock-based compensation expense	—	—	—	—	1,779	—	—	—	—	1,779	1,779
Exercise of Series D warrants	71,139	355	—	—	—	—	—	—	—	—	355
Exercise of common stock warrants, net of shares withheld for exercise	—	—	179,572	—	1,793	—	—	—	—	1,793	1,793
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	—	(11,089)	(11,089)	(11,089)
June 30, 2021	107,683,977	$137,952	40,506,086	$4	$10,723	483,479	$(1,450)	$—	$(100,673)	$(91,396)	$46,556
Exercise of common stock options	—	—	1,016,004	—	1,309	—	—	—	—	1,309	1,309
Stock-based compensation expense	—	—	—	—	2,800	—	—	—	—	2,800	2,800
Exercise of Series D warrants	19,036	95	—	—	—	—	—	—	—	—	95
Conversion of convertible preferred stock into common stock upon reverse recapitalization	(107,703,013)	(138,047)	107,703,013	11	138,036	—	—	—	—	138,047	—
Retirement of Treasury Stock upon reverse recapitalization	—	—	(483,479)	—	(1,450)	(483,479)	1,450	—	—	—	—
Repurchase of common stock upon reverse recapitalization	—	—	(4,499,998)	—	(45,000)	—	—	—	—	(45,000)	(45,000)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	20,456,333	2	113,176	—	—	—	—	113,178	113,178
Issuance of common stock related to PIPE Investment	—	—	21,000,000	2	209,998	—	—	—	—	210,000	210,000
Recognition of derivative liability related to earnout	—	—	—	—	(123,129)	—	—	—	—	(123,129)	(123,129)
Earnout stock-based compensation expense					5,621					5,621	5,621
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	—	21,703	21,703	21,703
September 30, 2021	—	$—	185,697,959	$19	$312,084	—	$—	$—	$(78,970)	$233,133	$233,133

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Note	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Deficit	Total
December 31, 2019	107,452,541	$136,797	37,385,121	$4	$2,008	233,007	$(624)	$(170)	$(61,579)	$(60,361)	$76,436
Exercise of common stock options	—	—	809,489	—	430	—	—	170	—	600	600
Stock-based compensation expense	—	—	—	—	504	—	—	—	—	504	504
Exercise of Series D warrants	10,018	50	—	—	—	—	—	—	—	—	50
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	—	(5,245)	(5,245)	(5,245)
March 30, 2020	107,462,558	$136,847	38,194,610	$4	$2,942	233,007	$(624)	$—	$(66,824)	$(64,502)	$72,345
Exercise of common stock options	—	—	337,846	—	55	—	—	—	—	55	55
Stock-based compensation expense	—	—	—	—	503	—	—	—	—	503	503
Exercise of Series D warrants	60,112	300	—	—	—	—	—	—	—	—	300
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	—	(5,689)	(5,689)	(5,689)
June 30, 2020	107,522,670	$137,147	38,532,456	$4	$3,500	233,007	$(624)	$—	$(72,513)	$(69,633)	$67,514
Exercise of common stock options	—	—	376,048	—	172	—	—	—	—	172	172
Stock-based compensation expense	—	—	—	—	521	—	—	—	—	521	521
Exercise of Series D warrants	—	—	—	—	—	—	—	—	—	—	—
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,719)	(3,719)	(3,719)
September 30, 2020	107,522,670	$137,147	38,908,504	$4	$4,193	233,007	$(624)	$—	$(76,232)	$(72,659)	$64,488

The shares of the Company’s common and convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.9522514 established in the Merger as described in Note 2.

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021 and 2020

(In thousands, except share data) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net profit (loss)	$594	$(14,653)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,269	1,361
Provision for doubtful accounts	205	111
Reserve for excess and obsolete inventory	152	458
Change in fair value of warrant liabilities	(170)	79
Change in fair value of contingent earnout liability	(42,710)	-
Stock-based compensation expense	11,395	1,528
Transaction costs expensed	1,996	-
Changes in operating assets and liabilities
Accounts receivable	(7,676)	4,485
Inventory	(4,869)	(3,500)
Prepaid expenses	(3,901)	(70)
Other current assets	861	1,090
Other assets	(185)	-
Accounts payable and accrued expenses	4,317	(1,068)
Other current liabilities	(7)	(391)
Deferred rent	352	(112)
Deferred revenue	(418)	1,690
Net cash used in operating activities	(38,795)	(8,992)
Investing Activities:
Purchases of property and equipment	(2,323)	(375)
Net cash used in investing activities	(2,323)	(375)
Financing Activities:
Proceeds (repayments) of debt obligations	(5,022)	5,022
Proceeds from Merger	132,926	—
Proceeds from PIPE investment	210,000	—
Repurchase of common stock	(45,000)	—
Payment of transaction costs for the Merger	(16,043)	—
Proceeds from exercise of Series D warrants	550	450
Proceeds from the exercise of common stock options	1,727	828
Taxes paid related to net share settlement of equity awards	—	(98)
Net cash provided by financing activities	279,138	6,202
Net change in cash and cash equivalents	238,020	(3,165)
Cash and cash equivalents
Beginning of year	58,715	59,768
End of period	$296,735	$56,603
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	152	—
Recognition of contingent earnout liability related to earnout shares	123,129	—
Recognition of one public warrant acquired as part of the Merger in additional paid in capital	9,729	—
Recognition of private placement warrant liability upon Merger	5,702	—
Exercise of common stock warrants, net of shares withheld for exercise	1,793	—
Conversion of convertible preferred stock into common stock upon reverse recapitalization	138,047	—
Note receivable for exercise of common stock options	—	(170)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization, Nature of the Business, and Risks and Uncertainties

Organization and Nature of Business

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company” and “Markforged” refer to the consolidated operations of Markforged Holding Corporation and its subsidiaries. References to “AONE” refer to the company prior to the consummation of the Merger and references to “Legacy Markforged” refer to MarkForged, Inc. and its consolidated subsidiaries prior to the consummation of the Merger.

Legacy Markforged was founded in 2013 to transform the manufacturing industry with high strength, cost effective parts using additive manufacturing. Markforged produces and sells 3D printers, materials, software, and other related services worldwide to customers who can build parts strong enough for the factory floor with significantly reduced lead time and cost. The printers print in plastic, nylon, metal, and the parts can be reinforced with carbon fiber for industry leading strength at an affordable price point.

On February 23, 2021, one, a Cayman Islands exempted company (“AONE”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caspian Merger Sub Inc., a wholly owned subsidiary of AONE (“Merger Sub”), and Legacy Markforged, pursuant to which (i) AONE would deregister as a Cayman Islands company and domesticate as a corporation in the State of Delaware and would be renamed “Markforged Holding Corporation” (the “Domestication”) and (ii) Merger Sub would merge with and into Legacy Markforged with Legacy Markforged surviving as a wholly owned subsidiary of Markforged Holding Corporation (the “Merger”). AONE's shareholders approved the transactions contemplated by the Merger Agreement on July 13, 2021, and the Domestication and the Merger were completed on July 14, 2021 (the "Closing").

Cash proceeds of the merger were funded through a combination of AONE’s $132.5 million of cash held in trust (after redemptions of $64.2 million) and an aggregate of $210.0 million in fully committed common stock transactions at $10.00 per share. Immediately prior to the Closing, Legacy Markforged repurchased shares of common stock from certain of its stockholders, for a total value of $45.0 million, referred to as the “Employee Transactions”. Total net proceeds upon Closing, net of the Employee Transactions and transaction costs paid at Closing of $27.1 million, were $288.8 million.

Risks and Uncertainties

COVID-19 has had an impact on the Company’s results, since the second quarter of 2020, and the Company is unable to predict the ultimate impact that the virus may have on the business, future results of operations, financial position or cash flows. Further, the COVID-19 impact on the Company is largely dependent on future developments and subsequent government responses. The Company identified potential risks to the business to include certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, and long-lived assets. As of and for the nine months ended September 30, 2021, these risks were assessed and had no material impact on the realizability of accounts receivables, inventories, long- lived assets or the related estimates used in the Company’s condensed consolidated financial statements. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

The Company has funded its operations to date primarily through the sale of convertible preferred stock, the proceeds from the Merger, including the sale of common stock, and the sale of its products. Management believes that existing cash will be sufficient to fund operating and capital expenditure requirements through at least one year after the date these condensed consolidated financial statements are available to be issued. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Note 2. Merger and Reverse Recapitalization

Immediately prior to the Closing the following transactions occurred (prior to the Exchange Ratio discussed below):

•
all 17,918,211 shares of Legacy Markforged’s outstanding Series Seed convertible preferred stock were converted into an equivalent number of shares of Legacy Markforged common stock on a one-to-one basis;
•
all 28,725,920 shares of Legacy Markforged’s outstanding Series A convertible preferred stock were converted into an equivalent number of shares of Legacy Markforged common stock on a one-to-one basis;

•
all 34,391,480 shares of Legacy Markforged’s outstanding Series B convertible preferred stock were converted into an equivalent number of shares of Legacy Markforged common stock on a one-to-one basis;
•
all 14,468,290 shares of Legacy Markforged’s outstanding Series C convertible preferred stock were converted into an equivalent number of shares of Legacy Markforged common stock on a one-to-one basis; and
•
all 17,305,052 shares of Legacy Markforged’s outstanding Series D convertible preferred stock were converted into an equivalent number of shares of Legacy Markforged common stock on a one-to-one basis.

At the Closing, eligible Legacy Markforged equity holders received or had the right to receive shares of the Company's Common Stock, par value $0.0001 ("Common Stock") at a deemed value of $10.00 per share after giving effect to the exchange ratio of approximately 0.9522514 as defined in the Merger Agreement (the “Exchange Ratio”). Accordingly, immediately following the consummation of the Merger, Legacy Markforged common stock (after giving effect to the conversion of convertible preferred stock to Legacy Markforged common stock and the impact of the Employee Transactions) exchanged into 143,795,504 shares of Common Stock, 18,434,577 shares were reserved for the issuance of Common Stock upon the potential future exercise of Legacy Markforged stock options that were exchanged into Markforged stock options, and 24,065,423 shares of Common Stock were reserved for the potential future issuance of stock options and restricted stock units and 16,066,667 shares of Common Stock and restricted stock units were reserved for the potential future issuance upon achievement of certain earnout conditions described in the Merger Agreement.

In connection with the execution of the Merger Agreement, AONE entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “New PIPE Investor”), pursuant to which the New PIPE Investors agreed to purchase, and AONE agreed to sell to the New PIPE Investors, an aggregate of 21,000,000 shares (“PIPE Shares”), of the Common Stock for a purchase price of $10.00 per share and an aggregate purchase price of $210.0 million, in a private placement pursuant to the subscription agreements (the “PIPE Financing”). The PIPE Financing closed simultaneously with the consummation of the Merger.

In connection with the Closing, and under the terms of the Sponsor Support Agreement entered into in connection with the execution of the Merger Agreement, 2,610,000 shares of the 5,220,000 shares of Common Stock held by the Sponsor after giving effect to the Domestication became subject to vesting conditions based on the achievement of certain market-based share price thresholds. These shares will be forfeited if certain price thresholds are not reached by the end of the five year period following the Closing. The Sponsor Earnout Shares will immediately vest in the event of a change of control or a liquidation of Markforged during the five year period following the Closing. As the Earnout Triggering Events have not yet been achieved, these issued and outstanding Sponsor Earnout Shares are treated as contingently recallable.

The number of shares of Common Stock issued immediately following the consummation of the Merger was as follows:

Shares
Common stock of one, outstanding prior to Merger (1)	26,875,000
Less redemption of one Class A shares subject to possible redemption	(6,418,667)
Common stock of one	20,456,333
Shares issued in PIPE	21,000,000
Merger and PIPE financing shares (2)	41,456,333
Legacy Markforged shares (3)	143,795,504
Total shares of common stock immediately after Merger	185,251,837

(1) Includes AONE Class A shareholders 15,081,333, and AONE Class B shareholders 5,375,000                                                                                                                                                                                                                                                                                        (2) This includes 2,610,000 contingently forfeitable Sponsor Shares pending the occurrence of the Sponsor Earnout Triggering Event
(3) The number of Legacy Markforged shares was determined from the 151,005,831 shares of Legacy Markforged common stock outstanding immediately prior to the closing of the Merger converted at the Exchange Ratio. All fractional shares were rounded down.

The Merger is accounted for as a reverse recapitalization under accounting principles generally accepted in the United States ("'GAAP"). This determination is primarily based on Legacy Markforged stockholders comprising a relative majority of the voting power of Markforged and having the ability to nominate the members of the Board, Legacy Markforged’s operations prior to the acquisition comprising the only ongoing operations of Markforged, and Legacy Markforged’s senior management comprising a majority of the senior management of Markforged. Under this method of accounting, AONE is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Markforged represent a continuation of the financial statements of Legacy Markforged with the Merger being treated as the equivalent of Markforged issuing stock for the net assets of AONE, accompanied by a recapitalization. The net assets of AONE are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Markforged. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Additionally, upon the consummation of the Merger, the Company issued 41,456,333 shares of Common Stock for the previously issued AONE common stock and PIPE Shares that were outstanding at the Closing Date.

In connection with the Merger, the Company raised $360.9 million of proceeds including the contribution of $215.1 million of cash held in AONE’s trust account from its initial public offering, net of redemptions of AONE public stockholders of $64.2 million, and $210.0 million of cash in connection with the PIPE financing. The Company incurred $34.5 million of transaction costs, consisting of banking, legal, and other professional fees, of which $18.5 million were incurred by AONE and paid from AONE's trust account at closing and $16.0 million incurred by Legacy Markforged. Of the total transaction costs, $2.0 million was recognized as an expense in the condensed consolidated statements of operations as part of general and administrative expenses and the balance was a reduction to additional paid-in capital.
Note 3. Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s fiscal year end is December 31 and, unless otherwise stated, all years and dates refer to the fiscal year.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the audited consolidated financial statements of Legacy Markforged for the year ended December 31, 2020. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019.

The results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Currency

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are their respective local currencies. The effect of foreign currency translation was immaterial for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include allowance for doubtful accounts, reserve for excess and obsolete inventory, fair value of the contingent earnout liability, fair value of earnout share awards, fair value of the private placement warrant liability, and assumptions in revenue recognition. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based on management’s assessment of the collectability of the accounts receivable which considers historical write-off experience and any specific risks identified in customer collection matters.

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$1,165	$1,104	$1,070	$1,038
Additions	226	101	604	498
Write – offs	(248)	(223)	(312)	(237)
Recoveries	(180)	(70)	(399)	(387)
Balance at end of period	$963	$912	$963	$912

Fair Value of Financial Instruments

The Company is required to provide information according to the fair value hierarchy based on the observability of the inputs used in the valuation techniques. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021
Money market funds included in cash and cash equivalents	$297,080	$—	$—	$297,080
Contingent earnout liability	—	—	80,419	80,419
Private placement warrant liability	—	—	4,284	4,284
December 31, 2020
Money market funds included in cash and cash equivalents	$56,907	$—	$—	$56,907
SVB warrant liability	—	—	545	545

The Company remeasures its Common Stock Warrants (as defined below) and Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Black-Scholes option-pricing model and Binomial Lattice Model, respectively. The valuation of the earnout shares is based on a Monte Carlo simulation. The significant assumptions used in preparing the above models are disclosed in Note 12 Stock Warrants and Note 11 Earnout. All Silicon Valley Bank ("SVB") warrants were exercised in June 2021. There were no transfers between levels during the periods presented.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	SVB Warrant Liability
Fair Value as of January 1, 2020	$—	$—	$370
Change in fair value	—	—	79
Fair Value as of September 30, 2020	$—	$—	$449

Fair Value as of January 1, 2021	$—	$—	$545
Recognition of liability acquired as part of the Merger	123,129	5,702	—
Change in fair value	(42,710)	(1,418)	1,248
Exercise of common stock warrants	—	—	(1,793)
Fair Value as of September 30, 2021	$80,419	$4,284	$—

At December 31, 2020, the fair value of the Company’s debt using Level 2 inputs was approximately $4.7 million calculated using a discounted cash flow method. All debt was paid off in January 2021 as disclosed in Note 8 Borrowings.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents held on deposit at one financial institution and accounts receivable. The Company does not require collateral from customers for amounts owed. At September 30, 2021, one customer represented 14% of the accounts receivable balance and at December 31, 2020, no one customer represented greater than 10% of the accounts receivable balance. For the three months ended September 30, 2021, one customer represented 14% of the total revenue, and for the nine months ended September 30, 2021 no one customer represented more than 10% of total revenue. For the three months ended September 30, 2020, one customer represented 11% of the total revenue, and for the nine months ended September 30, 2020, no one customer represented more than 10% of total revenue. Historically, the Company has not experienced any significant credit loss related to any individual customer.

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company did not identify any triggering events or record any impairment during the three and nine months ended September 30, 2021 and 2020.

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $1.9 million and $5.0 million during the three and nine months ended September 30, 2021, respectively, compared to $0.6 million and $2.0 million for the three and nine months ended September 30, 2020.

Warranty Reserves

Substantially all of the Company’s hardware products are covered by a standard assurance warranty of one year. In the event of a failure of a product covered by this warranty, the Company may repair or replace the product, at its option. The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues for which the Company expects to incur an obligation. The Company periodically assesses the appropriateness of the warranty reserve and adjusts the amount as necessary. If the data used to calculate the appropriateness of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be necessary.

Warranty reserves are included within accrued expenses on the condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$568	$1,367	$564	$1,260
Additions to warranty reserve	155	338	395	820
Claims fulfilled	(130)	(315)	(366)	(690)
Balance at end of period	$593	$1,390	$593	$1,390

Warranty reserve is recorded through cost of revenue in the condensed consolidated statements of operations and comprehensive income (loss).

Segment Information

The Company determines its chief operating decision maker (“CODM”) based on the person responsible for making resource allocation decisions. Operating segments are components of the business for which the CODM regularly reviews discrete financial information. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued to AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the nine months ended September 30, 2021, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied, could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” As the Private Placement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date as part of change in fair value of derivative liabilities, as described in Note 12. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder. The Public Warrants are not precluded from being considered indexed to the Company’s stock and were recognized at fair value in stockholders’ equity on the closing of the Merger.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, A-Star, the sponsor of AONE (the "Sponsor") surrendered 2,610,000 shares ("Sponsor Earnout Shares") and eligible Markforged equity holders were entitled to receive as additional merger consideration 14,666,667 shares of the Company’s Common Stock ("Markforged Earnout Shares") upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 11). The contingent obligations to issue Markforged Earnout Shares in respect of Markforged common stock and release from lock-up Sponsor Earnout Shares, are accounted for as liability classified instruments in accordance with Accounting Standards Codification Topic 815-40, as the Earnout Triggering Events that determine the number of Sponsor and Markforged Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of common stock of Markforged. The liability was recognized at the reverse recapitalization date and is subsequently remeasured at each reporting date with changes in fair value recorded in the condensed consolidated statements of operations.

Markforged Earnout Shares issuable to employees with vested equity awards and Earnout RSUs (as described in the Merger Agreement) issuable to employees with unvested equity awards are considered a separate unit of account from the Markforged Earnout Shares issuable in respect of Markforged common stock and are accounted for as equity classified stock compensation. The Earnout Shares issuable to employees with vested equity awards are fully vested upon issuance, thus there is no requisite service period and the value of these shares is recognized as a one-time stock compensation expense for the grant date fair value. Earnout RSUs are contingent upon an employee completing a service vesting condition, and as such, reflect a transaction in which the Company acquires employee services by offering to issue its shares, the amount of which is based in part on the Company’s share price. Expense related to Earnout RSUs is recognized using graded vesting over the requisite service period for the Earnout RSUs.

The estimated fair values of the Sponsor Earnout Shares, Markforged Earnout Shares, and Earnout RSUs were determined by using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the five-year Earnout Period as defined in Note 11. The preliminary estimated fair values of Sponsor Earnout Shares, Markforged Earnout Shares, and Earnout RSUs were determined using the most reliable information available, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.

The contingent earnout liability is categorized as a Level 3 fair value measurement (see Fair Value of Financial Instruments accounting policy as described above) because the Company estimated projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

Recently Adopted Accounting Pronouncements

The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as private companies, including early adoption when permissible. With the exception of standards the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as private companies.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred where the entity is the customer in a hosting arrangement that is a service contract with those of developing or obtaining internal-use software. These changes become effective for the Company for the fiscal year beginning on January 1, 2021 and interim periods beginning on January 1, 2022, with early adoption permitted. The adoption of this standard on January 1, 2021 did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. As a result of the ASU, accounting for changes in tax law and year-to-date losses in interim periods will be simplified. These changes became effective for the Company for the fiscal year beginning after December 15, 2020 and interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. The new credit loss model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for the Company on January 1, 2023. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for all leases with terms longer than twelve months. The new standard also requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. These changes become effective for the Company for the fiscal year beginning on January 1, 2022 and interim periods beginning on January 1, 2023, with early adoption permitted. The Company previously disclosed that it would adopt ASU 2016-02 for its 2021 fiscal year, the Company has reevaluated the planned adoption date and has determined it will adopt ASU 2016-02 for its 2022 fiscal year. Although the Company is currently evaluating the method of adoption of this guidance and the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements, it expects changes to its balance sheet due to the recognition of right-of-use assets and lease liabilities related to its leases.

Note 4. Revenue

Contract Balances

For the three and nine months ended September 30, 2021, the Company recognized $1.3 million and $4.2 million of revenue, respectively, from the deferred revenue account balance as of June 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2020, the Company recognized $1.3 million and $1.5 million of revenue, respectively, from the deferred revenue account balance as of June 30, 2020 and December 31, 2019, respectively.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $2.4 million expected to be recognized in the remainder of 2021, $3.8 million expected to be recognized in 2022, $1.7 million expected to be recognized in 2023, and $0.8 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Hardware	$17,469	$11,044	$46,039	$33,515
Consumables	4,899	$3,540	14,295	$11,123
Services	1,677	$1,055	4,250	$2,876
Total Revenue	$24,045	$15,639	$64,584	$47,514

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Machinery and equipment	$5,520	$4,761
Leasehold improvements	2,193	2,190
Computer equipment	1,617	1,109
Furniture and fixtures	367	345
Computer software	250	246
Construction in process	1,063	36
Property and equipment, gross	11,010	8,687
Less: Accumulated depreciation	(5,675)	(4,406)
Property and equipment, net	$5,335	$4,281

For the three and nine months ended September 30, 2021, depreciation expense for property and equipment was $0.4 million and $1.3 million, respectively, compared to $0.5 million and $1.4 million, respectively, for the three and nine months ended September 30, 2020.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	September 30, 2021	December 31, 2020
Raw material	$1,966	1,669
Work in process	86	79
Finished goods	9,218	4,805
Total inventory	$11,270	$6,553

The Company maintained reserves for obsolete inventory of $0.8 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively. The impairment of obsolete inventories are recorded within cost of revenue in the condensed consolidated statements of operations and comprehensive income (loss).

Note 7. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	September 30, 2021	December 31, 2020
Warranty reserve	$593	$564
Compensation and benefits	4,057	3,100
VAR commissions	1,172	520
Professional services	5,122	2,907
Marketing and advertising	1,498	780
Other	1,199	297
Total accrued expense	$13,641	$8,168

Note 8. Borrowings

PPP Loan

On April 10, 2020, the Company was granted a loan (the “Loan”) from a lending institution in the aggregate amount of $5.0 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted March 27, 2020.

The Loan, which was in the form of a note dated April 21, 2020, was scheduled to mature on April 21, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on November 22, 2020. The terms of the note permitted prepayment by the borrower at any time prior to maturity with no prepayment penalties. The Company paid off the loan in full in January 2021.

Note 9. Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

As a result of the Merger, the convertible preferred stock was converted into Legacy Markforged common stock and recapitalized into Common Stock. There was no convertible preferred stock outstanding as of September 30, 2021. The following table summarizes details of convertible preferred stock authorized, issued and outstanding as of December 31, 2020. The Company has retroactively adjusted the shares issued and outstanding prior to July 14, 2021 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were converted:

	December 31, 2020
(in thousands, except for share counts)	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Liquidation Preference
Series Seed	18,233,848	17,062,642	$0.0649	$1,107	$1,107
Series A	28,725,920	27,354,298	0.3107	8,437	8,500
Series B	34,391,480	32,749,335	0.4635	15,096	15,180
Series C	14,468,290	13,777,449	2.1775	29,881	30,000
Series D	17,599,646	16,649,077	4.9906	82,976	83,089
Total convertible preferred stock	113,419,184	107,592,801		$137,497	$137,876

Repurchases

During the three and nine months ended September 30, 2021, immediately prior to the effective time of the Merger, the Company repurchased 4,499,998 shares of Legacy Markforged common stock from three employees for $10.00 per share. The value of the repurchase was recorded as a reduction of additional paid-in capital.

During the year ended December 31, 2020 the Company repurchased common stock from an employee. Concurrent to the repurchase, the Company was contractually obligated to repurchase an additional 250,471 shares of common stock from this employee for $4.52 per share in 2021, subject to certain conditions. This obligation was waived by the parties in April 2021.

Management determined the fair value of Legacy Markforged common stock prior to the merger using the methodology described in the Summary of Significant Accounting Policies, adjusting for changes in inputs based on material information known at the time of a repurchase transaction such as estimated timing to exit events and respective probabilities of such events occurring.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2021	December 31, 2020
Common stock options outstanding and unvested RSU	20,411,434	18,493,013
Shares available for issuance under the 2021 plan	22,088,566	—
Shares available for issuance under the 2013 plan	—	4,427,323
Convertible preferred stock outstanding	—	107,592,801
Warrants to purchase Series D convertible preferred stock	—	110,211
Common stock warrants outstanding	8,525,000	180,928
Shares available for issuance as Earnout RSU	1,400,000	—
Employee stock purchase plan	4,700,000	—
Total shares of authorized common stock reserved for future issuance	57,125,000	130,804,276

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2021, 22,088,566 and 4,700,000 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

Under the 2021 Plan, the Company can grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, cash-based awards, and dividend equivalent rights. The 2021 Plan provides that an additional number of shares of common stock will automatically be added to the shares of common stock authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares of common stock added each year will be equal to (i) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser amount as determined by the Company’s Board of Directors.

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the three and nine months ended September 30, 2021 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	18,493,013	$1.81	8.71
Granted	—	0.00
Exercised	(1,827,502)	0.96
Forfeited	(286,059)	1.56
Outstanding at September 30, 2021	16,379,452	$1.91	8.17
Options exercisable at September 30, 2021	5,050,374	$1.46	7.01

The aggregate intrinsic value of stock options outstanding at September 30, 2021 was $132.2 million. As of September 30, 2021, the Company had 15,950,824 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Nine Months Ended September 30,
(in thousands, except weighted average)	2021	2020
Weighted-average grant date fair value of options granted	$—	$1.02
Intrinsic value of options exercised	16,496	3,158

In the nine months ended September 30, 2021, the Company did not grant any options to purchase shares of Common Stock. In the nine months ended September 30, 2020, the Company granted options to purchase 1,085,300 shares of Legacy Markforged common stock with aggregate fair values of $1.2 million, calculated via the Black-Scholes option pricing model (see Note 3) using the following assumptions:

Nine Months Ended September 30,
2020
Expected option term (in years)	6.05
Expected volatility%	52.7%
Risk-free interest rate%	1.24%
Expected dividend yield%	0%
Fair value of common stock (per share)	$1.02

Restricted Stock Units

During the nine months ended September 30, 2021, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2020	—	$—
Granted	3,900,074	9.54
Vested	—	—
Forfeited	(55,337)	9.07
Unvested at September 30, 2021	3,844,737	$9.54

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following stock-based compensation expense, excluding compensation related to the Earnout discussed below, in the following captions within the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$129	$93	$218	$351
Research and development	744	118	1,469	343
Sales and marketing	365	105	689	332
General and administrative	1,562	205	3,398	502
Total stock-based compensation expense	$2,800	$521	$5,774	$1,528

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Stock Options	$1,048	$521	$3,430	$1,528
Restricted Stock Units	1,752	—	2,344	—
Total stock-based compensation expense	$2,800	$521	$5,774	$1,528

Total unrecognized stock-based compensation expense for all stock-based awards outstanding was $21.8 million at September 30, 2021, which is expected to be recognized over a weighted-average period of 1.25 years.

Earnout

Markforged Earnout Shares issuable to holders of Legacy Markforged equity interests as of the Merger closing date ("Eligible Markforged Equityholders") with respect to a Legacy Markforged equity award are accounted for as equity classified stock compensation. Markforged Earnout Shares issuable with respect to a vested Legacy Markforged equity award do not have a requisite service period. To the extent that an Eligible Markforged Equityholder is entitled to receive Markforged Earnout RSUs with respect to an unvested Legacy Markforged equity award, the Earnout RSUs are subject to a service-based vesting condition with a vesting period equivalent to the remaining service period of the holder’s Legacy Markforged equity award as of Closing.

During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense related to the Earnout of $5.6 million which is excluded from the above stock-based compensation expense table.

Note 11. Earnout

During the five year period after the Closing (“Earnout Period”), Eligible Markforged Equityholders are entitled to receive up to 14,666,667 Markforged Earnout Shares upon the occurrence of certain triggering events (the "Earnout"). During the Earnout Period, the Sponsor’s 2,610,000 surrendered shares of common stock will be released from lock-up upon certain triggering events.

On the date when the volume-weighted average trading sale price (“VWAP”) of one share of the Common Stock quoted on the NYSE is greater than or equal to $12.50 for any twenty trading days within any thirty consecutive trading day period within the Earnout Period (“Triggering Event I”), the Eligible Markforged Equityholders will receive 8,000,000 Markforged Earnout Shares distributed on a pro-rata basis and 50% of the Sponsor’s surrendered shares will be released from lock-up to the Sponsor.

On the date when the VWAP of one share of the Company’s common stock quoted on the NYSE is greater than or equal to $15.00 for any twenty trading days within any thirty consecutive trading day period within the Earnout Period (“Triggering Event II” and together with Triggering Event I, each a "Triggering Event"), the Eligible Markforged Equityholders will receive the remaining 6,666,667 Markforged Earnout Shares distributed on a pro-rata basis and the remaining 50% of the Sponsor’s surrendered shares will be released from lock-up to the Sponsor.

As discussed in Note 3. Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy

Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of September 30, 2021:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,118,479	5,932,054
Stock compensation	881,521	734,613
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of September 30, 2021 is $5.32 per share issuable upon Triggering Event I and $4.92 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	September 30,	July 14,
	2021	2021
Current stock price	$6.56	$8.97
Expected volatility	70.00%	70.00%
Risk-free interest rate	0.93%	0.85%
Dividend rate	0.00%	0.00%
Expected term (years)	4.79	5.00

Neither of the Earnout Triggering Events have occurred as of September 30, 2021 and therefore none were distributed.

Note 12. Stock Warrants

Legacy Markforged Common Stock Warrants

As part of a loan agreement entered into with a lending institution during 2015, Legacy Markforged issued warrants to the lender granting the right to purchase 180,928 shares of the Legacy Markforged common stock at an exercise price of $0.06 per share. The loan agreement was terminated prior to January 1, 2018. The warrants were due to expire on February 17, 2025.

The warrants were classified as a derivative liability within other liabilities prior to exercise in the condensed consolidated balance sheets and subsequent adjustments to fair value are shown in other expense in the condensed consolidated statements of operations and comprehensive income (loss).

In June 2021, the lender exercised the warrant on a cashless basis and Legacy Markforged issued 179,572 shares of common stock. The fair value is measured at each reporting date using the Black-Scholes model using the following inputs. The inputs below correspond to June 10, 2021, the date of exercise:

	June 10, 2021	September 30, 2020
Expected (remaining) option term (in years)	3.69	4.39
Expected volatility%	65.0%	55.0%
Risk-free interest rate%	0.45%	0.28%
Expected dividend yield%	0%	0%
Fair value of common stock (per share)	$9.51	$2.07

Management considers contemporaneous third-party valuations in its determination of the fair value of common stock. The fair value of common stock increased significantly in large part due to the change in the probability of special purpose acquisition company (SPAC) exit. For the June 10, 2021 valuation, the Company assigned a 95% probability of a SPAC exit and a 5% probability of staying a private company.

Preferred Stock Warrants

As part of a development agreement executed with a customer in 2019, Legacy Markforged agreed to issue warrants to the customer to purchase Series D convertible preferred stock that would vest upon the achievement of certain payment milestones. The warrants granted the customer the right to purchase up to 280,528 shares of the Company’s Series D convertible preferred stock at an exercise price of $0.00001 per share. As the customer remits payment for goods purchased from the company under the development agreement, a pro-rata share of warrants vest. The warrants were set to expire on September 24, 2029 but were completely vested and exercised as of the Closing.

The Company accounts for the warrants issued to the customer as consideration payable to the customer and a reduction of revenue with a corresponding adjustment to convertible preferred stock. The Company accounts for the warrants that vest to the customer as a reduction to deferred revenue and a corresponding adjustment to convertible preferred stock. The value of the warrants is measured based on the grant date fair value. The grant date was considered to occur at the execution date of the development agreement.

In accordance with the development agreement, 19,036 warrants vested during the three months ended September 30, 2021 and no warrants vested during the three months ended September 30, 2020. 110,212 and 70,130 warrants vested during the nine months ended September 30, 2021 and 2020, respectively. As a result, the Company recorded $0.4 million related to the warrants in the three months ended September 30, 2021, and of $0.6 million and $0.4 million related to the warrants in the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were no outstanding but unvested warrants remaining under the terms of the development agreement.

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $4.3 million as of September 30, 2021. The Company recorded a gain of $1.4 for the three and nine months ended September 30, 2021, which is included in change in fair value of derivative liabilities on the condensed consolidated statements of operations and comprehensive income (loss).

The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model:

	September 30, 2021	July 14, 2021
Market price of public stock	$6.56	$8.97
Exercise price	$11.50	$11.50
Expected term (years)	4.79	5.01
Volatility	66.0%	39.1%
Risk-free interest rate	0.93%	0.85%
Dividend rate	0.0%	0.0%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a de minimis tax expense due to small state refunds and extension filings in some U.S. states during the three and nine months ended September 30, 2021 and 2020.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2021 and December 31, 2020, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2020. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2020. There is no material adjustment to the valuation allowance at September 30, 2021.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases two spaces with two locations in Watertown, Massachusetts and one location in Billerica, Massachusetts for office and manufacturing, under noncancellable operating lease agreements. These leases provide for escalating monthly payments and are set to expire in December 2023, April 2027, and July 2028. Rent expense under the Company’s lease agreements was $0.6 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, rent expense was $1.9 million and $1.6 million respectively. Future minimum lease payments under these agreements are as follows:

(in thousands)	Amount
2021	$476
2022	2,866
2023	3,070
2024	2,132
2025	2,088
After 2025	5,088
Total future minimum lease payments	$15,720

Minimum Commitment Arrangements

The Company may enter into non-binding purchase agreements with suppliers to acquire inventory and other materials during the normal course of business. The Company did not have any minimum commitment arrangements.

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that address accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings.

In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based out of Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. While the Company takes any claims of infringement seriously, Markforged believes that Continuous Composites’ claims are baseless and without merit. The Company intends to mount a vigorous defense against Continuous Composites in court. However, the Company can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against Markforged for significant damages. The Company does not believe that a loss is probable and did not record a loss contingency for the three and nine months ended September 30, 2021.

Note 15. Net Profit (Loss) Per Share

The Company computes basic net profit (loss) per share using net profit (loss) attributable to Company common stockholders and the weighted-average number of common shares outstanding during each period. Diluted earnings per share includes shares issuable upon exercise of warrants, outstanding stock options, stock-based awards, and earnout awards where the conversion of such instruments would be dilutive. The Company assessed the dilutive effect of potential common shares under the treasury stock method for warrants, outstanding stock options, and stock-based awards, but excluding contingently issuable shares for the Markforged Earnout Shares.

As a result of the Merger, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Merger closing date by multiplying them by the Exchange Ratio used to determine the number of shares of common stock into which they converted.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net profit (loss) and comprehensive income (loss)	$21,703	$(3,719)	$594	$(14,653)
Net profit (loss) attributable to common stockholders - Basic & Diluted	21,703	(3,719)	594	(14,653)
Denominator:
Weighted average shares outstanding - Basic	162,942,990	38,545,607	81,373,265	38,149,992
Add: Weighted average unvested options outstanding	4,148,330	-	4,033,901	-
Weighted average shares outstanding - Diluted	167,091,320	38,545,607	85,407,166	38,149,992
Net profit (loss) per common share:
Basic	$0.13	$(0.10)	$0.01	$(0.38)
Diluted	0.13	(0.10)	0.01	(0.38)

For the three and nine months ended September 30, 2020, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options, restricted stock awards, warrants, and convertible preferred stock, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three and Nine Months Ended September 30,
	2021	2020
Convertible preferred stock	-	107,522,670
Unvested RSUs	3,844,737	-
Unvested awards	-	7,669,939
Warrants	8,525,000	180,928
Contingently issuable earnout shares	14,666,667	-
Total	27,036,404	115,373,537

Note 16. Segment Information

In the operation of the business, the Chief Executive Officer, who is the Company’s chief operating decision maker, reviews the business as one segment. The Company currently sells its product in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”) markets. The Company measures revenue based on the physical location of where the customer who is receiving the promised goods or service is located. Disaggregated revenue data for those markets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Americas	$14,937	$8,423	$35,169	$26,732
EMEA	5,118	4,680	17,804	13,069
APAC	3,990	2,536	11,611	7,713
Total	$24,045	$15,639	$64,584	$47,514

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $14.3 million and $7.5 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, revenue in the United States was $33.7 million and $22.3 million. The Company’s long-lived assets are substantially located in the United States, where the Company’s primary operations are located.

Note 17. Subsequent Events

The Company has evaluated subsequent events through November 15, 2021, the date the financial statements were issued, and has determined that there were no subsequent events that require disclosure in the condensed consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references in this section to “Markforged,” “we,” “us,” “our” and other similar terms refer to Markforged Holding Corporation and its subsidiaries after giving effect to the Merger. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

Our platform, The Digital Forge, is an intuitive additive manufacturing platform powering engineers, designers and manufacturing professionals globally. The Digital Forge combines precise and reliable 3D printers and metal and composite proprietary materials seamlessly with its cloud-based learning software offering to empower manufacturers to create more resilient and agile supply chains. Founded in 2013 by two MIT-educated engineers, Markforged is based in greater Boston, Massachusetts, where we have our own in-house manufacturing facility and where we design all of our industrial 3D printers, software and metal and composite proprietary materials.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $64.6 million and $47.5 million for the nine months ended September 30, 2021 and 2020, respectively, and incurred net profit of $0.6 million and net loss of $14.7 million, respectively, for those same periods. As of September 30, 2021, we had an accumulated deficit of 79.0 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to continue to incur additional general and administrative expenses associated with operating as a public company. In addition, we will incur substantial additional spending to build out the global footprint of our sales network, continue investing in research and development to accelerate product innovation, and fund inorganic growth opportunities.

Recent Developments

Merger agreement

On February 23, 2021, one, a Cayman Islands exempted company (“AONE”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caspian Merger Sub Inc., a wholly owned subsidiary of AONE (“Merger Sub”), and MarkForged, Inc. ("Legacy Markforged"), pursuant to which (i) AONE would deregister as a Cayman Islands company and domesticate as a corporation in the State of Delaware and would be renamed “Markforged Holding Corporation” (the “Domestication”) and (ii) Merger Sub would merge with and into Legacy Markforged with Legacy Markforged surviving as a wholly owned subsidiary of Markforged Holding Corporation (the “Merger”). AONE's shareholders approved the transactions contemplated by the Merger Agreement on July 13, 2021, and the Domestication and the Merger were completed on July 14, 2021.

Cash proceeds of the Merger were funded through a combination of AONE’s $132.5 million of cash held in trust (after redemptions) and an aggregate of $210.0 million in fully committed common stock transactions at $10.00 per share. Upon closing of the Merger, Legacy Markforged repurchased shares of common stock from certain of its stockholders, for a total value of $45.0 million of cash on hand (the “Employee Transactions”). Total net proceeds upon closing of the Merger, net of the Employee Transactions and transaction costs paid at closing of $27.1 million, were $288.8 million.

Impact of the COVID-19 Pandemic and Global Supply Chain Disruptions

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

As a result of COVID-19 restrictions on facilities imposed to contain the spread of COVID-19, we experienced delays in shipments and installations as well as decreased utilization of our installed products, leading to a decrease in sales of consumables materials, which had an adverse effect on our revenue, especially in March and April 2020. In response, we undertook certain measures to mitigate the impacts of the COVID-19 pandemic on our financial position, cash flows and supply chain, including a reduction in force during 2020 to control headcount related costs.

More recently, we have experienced longer lead-times, higher costs, and delays in procuring parts and materials. For example, we recently experienced longer lead times and capacity constraints in connection with the raw resources required to manufacture our printing material and we are also facing increased prices in connection with the procurement of the electronic components and custom metal fabricated parts for our printers. We are working closely with our suppliers and customers to minimize impacts, and we continue to closely monitor availability and supply of parts and materials required for our business. However, the extent to which our operations may continue to be impacted by the COVID-19 pandemic and related supply-chain disruptions will depend largely on future developments, which are uncertain and cannot be accurately predicted, including the timing, pace and scale of the recovery of global economic conditions. The magnitude of the adverse impact on our financial condition, results of operations and cash flows will depend on the evolution of our supply chain difficulties.

On September 9, 2021, President Biden directed the Department of Labor’s Occupation Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers such as us with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). It is not currently possible to predict the impact to us of OSHA ETS, or the requirements for government contractors and their subcontractors. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and availability of our supply of raw materials and our results of operations and financial condition could be adversely affected.

Our focus on longer term profitability is based on our investments in research and development, our value added reseller (“VAR”) network, and go to market strategy. Research and development are core to our growth strategy to enable our platform to expand customer use cases and additive technology. We endeavor to expand and optimize our network of VARs which has been key to our expanding unit economics and global distribution.

For more information on operations and risks related to the pandemic and global supply chain disruptions, please see the section of this Quarterly Report on Form 10-Q titled “Risk Factors — General Risk Factors, The global COVID-19 pandemic has significantly affected our business and operations”.

Key Factors Affecting Operating Results

We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the factors discussed below. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.

Hardware sales

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales of our hardware. Management focuses on hardware sales as an indicator of current business success and a leading indicator of likely future recurring revenue from consumables, success plans, and premium software subscriptions. We expect our hardware sales to continue to grow as we increase penetration in our existing markets and expand into new markets.

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and premium software subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (which we also refer to as “Success Plans”) and premium software subscriptions. The Success Plan revenue stream primarily consists of hardware maintenance services generally realized over a period of one to three years. Premium software subscriptions relate to certain cloud software solutions sold separately from our standard cloud-based software platform offering that is fully integrated with our hardware. Recurring revenue was 27% and 29% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Recurring revenue was 29% and 29% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Our recurring revenue as a percentage of total revenue will vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

Go to market

We believe that we are in a strong position within the industry with our accessible solutions that offer users design flexibility and industrial strength parts. Accordingly, we continue to invest in operations and sales channels necessary to scale our business and continue to gain market share and open new market opportunities. We have proven an ability to design, manufacture, and distribute products through channels that provide a high value to customers at gross margins higher than many of our competitors. In addition to our go to market strategy, our integrated platform of hardware, software and consumables has been core to our success and we will continue to drive value through research and development as we introduce smarter and more adaptive technology that is expected to improve our integrated platform and, ultimately, the value provided by our 3D printers. We believe these investments are critical to achieve long-term scalability, but expect the near term impacts will be a muting of our short term profitability.

Seasonality

Historically, the sales of our 3D printers have been subject to seasonality and we have seen higher hardware sales in the third and fourth quarters. We believe this trend is likely driven by available funds in federal capital budgets at the end of the third quarter and commercial budgets at year end which they direct towards the evolution of their manufacturing processes through investments in additive manufacturing.

Components of Results of Operations

Revenue

The majority of our revenue results from the sale of hardware, including our additive manufacturing products, and related consumables. We deliver products and services primarily through our VAR network, who purchase and resell our products to end users. Hardware and consumables revenue is recognized upon transfer of control to the customer, which is typically the VAR, and generally takes place at the point of shipment. We also generate a portion of our revenue from hardware maintenance services and our premium software subscriptions. Revenue from hardware maintenance services for our additive manufacturing products is primarily generated through one-year or three-year contracts and is recognized ratably over the term of the agreement. Revenue related to software subscriptions is recognized ratably over the term of the subscription. Our VARs may provide installation services, as needed depending on the product.

Cost of revenue

Our cost of revenue consists of the cost of product, software subscriptions, maintenance services, personnel costs, third party logistics, warranty fulfillment costs, and overhead. Cost of products includes the manufacturing cost of our additive manufacturing products and consumables. We primarily utilize third party manufacturers for the production of our additive manufacturing hardware while we utilize our own manufacturing facilities and personnel for the production of our consumables. The costs of revenue for internally manufactured products include the cost of raw materials, labor conversion costs, and overhead related to our manufacturing operations, including depreciation. Cost of maintenance services includes personnel-related costs associated with our customer success teams’ provision of remote and on-site support services to our customers and the costs of replacement parts.

Our cost of revenue also includes indirect costs of providing our products and services to customers which consist primarily of reserves for excess and obsolete inventory and stock-based compensation.

We expect our cost of revenue to increase in absolute dollars in future periods as we expect our revenues to continue to grow.

Gross profit and gross margin

Our gross profit is calculated based on the difference between our revenues and cost of revenue. Gross margin is the percentage obtained by dividing gross profit by our revenue. Our gross profit and gross margin are, or may be, influenced by a number of factors, including:

•
Market conditions and competition that may impact our pricing;
•
Product mix changes between our printer product lines and consumables trends;

•
The impact of COVID-19 and the global supply chain disruptions on the cost to both procure materials and ship materials and finished goods;
•
Growth in the number of customers utilizing our additive manufacturing products and changes in customer utilization rates, which affects sales of our consumable materials and may result in excess or obsolete inventories;
•
Our cost structure for manufacturing operations, including the extent to which we utilize contract manufacturers compared to in-house manufacturing, the ability to achieve economies of scale in our purchase volumes, and any impacts to changes in our manufacturing on our product warranty obligations; and
•
Our ability to directly monetize the capabilities of our software solutions in the future.

We expect our gross margins to fluctuate over time, depending on the factors described above.

Research and development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative additive manufacturing technology, new printer products, development of proprietary printing materials, as well as activities that enhance the functionality of our offerings. Our research and development expenses consist primarily of employee-related personnel expenses, prototypes, facilities costs, and engineering services. We expect research and development costs will increase in absolute dollars over time as we continue to invest in our product portfolio.

Sales and marketing

Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, costs related to sales commissions, trade shows, advertising, facilities costs, and other demand generation services. We expect our sales and marketing costs will increase over time as we expand our headcount, optimize our reseller network and invest in brand awareness and demand generation.

General and administrative

General and administrative expenses consist primarily of personnel-related costs for our executive leadership and finance, human resources and IT departments. We expect our general and administrative costs will increase over time as we expand our headcount to support growth in our global business, our VAR network and our customer base.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities primarily includes the change in fair value of the contingent earnout liability and private placement warrant liability. Each was accounted for as a liability as of the date of the Merger and remeasured to fair value at the end of the reporting period.

Other expense

Other expense includes other non-operating expenses.

Interest expense

Interest expense includes interest accrued on our debt and the amortization of deferred debt issuance costs.

Interest income

Interest income includes interest earned on deposits and short-term investments.

Income taxes

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, changes in deferred tax assets and liabilities and changes in tax law. Due to cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented.

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$24,045	$15,639	$8,406	54%
Cost of revenue	10,330	6,319	4,011	63%
Gross profit	13,715	9,320	4,395	47%
Operating expense
Sales and marketing	10,399	4,982	5,417	109%
Research and development	9,761	4,031	5,730	142%
General and administrative	15,935	3,889	12,046	310%
Total operating expense	36,095	12,902	23,194	180%
Loss from operations	(22,380)	(3,582)	(18,799)	525%
Change in fair value of warrant liabilities	1,418	(66)	1,484	(2,248)%
Change in fair value of contingent earnout liability	42,710	-	42,710
Other (expense) income, net	(48)	(25)	(23)	92%
Interest expense	(6)	(23)	17	(74)%
Interest income	6	3	3	100%
Profit (loss) before income taxes	21,700	(3,693)	25,392	(688)%
Income tax (benefit) expense	(3)	26	(29)	(112)%
Net profit (loss) and comprehensive income (loss)	$21,703	$(3,719)	$25,421	(684)%

Revenue, cost of revenue, and gross margin

We earn revenue from the sale of hardware, consumables, and services contracts. The hardware revenue stream includes 3D metal printers, 3D composite printers, and sintering furnaces. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. The services revenue stream primarily consists of hardware maintenance services and software subscriptions.

The following table sets forth the changes in the components of gross margin for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$24,045	$15,639	$8,406	54%
Cost of revenue	10,330	6,319	4,011	63%
Gross profit	13,715	9,320	4,395	47%
Gross margin	57%	60%	—	(4)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	For the Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Hardware	$17,469	$11,044	$6,425	58%
Consumables	4,899	3,540	1,359	38%
Services	1,677	1,055	622	59%
Total Revenue	$24,045	$15,639	$8,406	54%

Consolidated revenue for the three months ended September 30, 2021 was $24.0 million compared with revenue of $15.6 million for the three months ended September 30, 2020 representing an increase of 54%, primarily driven by an increase in hardware revenue as well as increases in consumables revenue.

Hardware revenue increased approximately 58% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in units sold of our industrial composite and metal printers. Consumables revenue increased approximately 38% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by the increase in active printers being utilized in the field, both from the incremental volume of new printer sales and the return of certain printers to active duty as a result of the COVID-19 pandemic. Services revenue increased approximately 59% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven primarily by an increase in the percentage of hardware units sold with a maintenance contract and the introduction of subscription software services, including Eiger Fleet and Blacksmith.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended September 30, 2021 was $10.3 million compared with cost of revenue of $6.3 million for the three months ended September 30, 2020 representing an increase of 63%, primarily due to an increase in the volume and cost of mechanical and electronic components and labor to support increased hardware sales, offset by efficiencies in hardware production. Gross profit for the three months ended September 30, 2021 was $13.7 million compared with gross profit of $9.3 million for the three months ended September 30, 2020 representing an increase of 47%. Gross profit margin for the three months ended September 30, 2021 was 57% while the gross profit margin for the three months ended September 30, 2020 was 60%. The decline in consolidated gross profit is primarily due to the increase costs to procure supplies of mechanical and electronic components and increases in the cost of labor to support the increase in hardware and consumables production.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021		2020		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$10,399	43%	$4,982	32%	$5,417	109%
Research and development	9,761	41%	4,031	26%	5,730	142%
General and administrative	15,935	66%	3,889	25%	12,046	310%
Total operating expenses	$36,095	150%	$12,902	82%	$23,194	180%

Sales and marketing expense increased 109% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to increased spending on personnel costs of $2.4 million, including costs of contractors and Company employees and an increase in advertising and demand generation of $1.3 million. Market development funds and tradeshow costs increased by $0.3 million over the comparative period.

Research and development expense increased 142% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to increases in personnel costs of $2.6 million, including costs of contractors and Company employees. Stock-based compensation expenses increased $2.0 million over the comparable period while prototype research and development and software and subscriptions increased by $0.5 million over the comparative period.

General and administrative expenses increased 310% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to stock-based compensation expenses of $5.3 million, which included $3.8 million related to earnout compensation granted to Legacy Markforged shareholders and A-star, our SPAC's sponsor, negotiated as part of the Merger and subject to performance-based vesting, increased personnel expenses of $2.5 million, increased director and officer liability insurance premiums of $0.4 million, regulatory and compliance fees of $0.5 million and increased audit fees of $0.3 million.

Change in fair value of warrant liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth Change in fair value of derivative liabilities, other (expense) income, net, interest expense, and interest income for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Change in fair value of warrant liabilities	$1,418	$(66)	$1,484	(2,248)%
Change in fair value of contingent earnout liability	42,710	-	42,710
Other (expense) income, net	(48)	(25)	(23)	92%
Interest expense	(6)	(23)	17	(74)%
Interest income	6	3	3	100%

Fair value of derivative liabilities decreased creating additional income of $44.1 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily related to the change in fair value of the derivative liability for the earnout shares of $42.7 million, calculated as the change in value between the Closing of $123.1 million and the value as of September 30, 2021 of $80.4 million. $1.4 million of the remaining change was related to the change in fair value of the Private Placement Warrants issued since the Closing.

Provision for income taxes

We recorded a de minimis provision for income taxes for the three months ended September 30, 2021 and 2020, respectively.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020		$ Change	% Change
Revenue	$64,584	$47,514		$17,070	36%
Cost of revenue	26,729	21,316		5,413	25%
Gross profit	37,855	26,198		11,657	44%
Operating expense
Sales and marketing	25,711	16,744		8,967	54%
Research and development	21,487	12,883		8,604	67%
General and administrative	32,770	11,138		21,632	194%
Total operating expense	79,968	40,765		39,203	96%
Loss from operations	(42,113)	(14,567)		(27,546)	189%
Change in fair value of warrant liabilities	170	(79)		249	(315)%
Change in fair value of contingent earnout liability	42,710	-		42,710
Other (expense) income, net	(168)	11		(179)	(1,627)%
Interest expense	(15)	(51)		36	(71)%
Interest income	9	146		(137)	(94)%
Profit (loss) before income taxes	593	(14,540)	-	15,133	(104)%
Income tax (benefit) expense	(1)	113		(114)	(101)%
Net profit (loss) and comprehensive income (loss)	$594	$(14,653)		$15,247	(104)%

Revenue, cost of revenue, and gross margin

The following table sets forth the changes in the components of gross margin for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$64,584	$47,514	$17,070	36%
Cost of revenue	26,729	21,316	5,413	25%
Gross profit	37,855	26,198	11,657	44%
Gross margin	59%	55%	—	6%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Hardware	$46,039	$33,515	$12,524	37%
Consumables	14,295	11,123	3,172	29%
Services	4,250	2,876	1,374	48%
Total Revenue	$64,584	$47,514	$17,070	36%

Consolidated revenue for the nine months ended September 30, 2021 was $64.6 million compared with revenue of $47.5 million for the nine months ended September 30, 2020 representing an increase of 36%, primarily driven by an increase in hardware revenue as well as increases in consumables revenue.

Hardware revenue increased approximately 37% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in units sold of our composite printers. Consumables revenue increased approximately 29% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by a higher volume of new sales and existing active printers being utilized in the field. Services revenue increased approximately 48% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by both an increase in the attachment rate of hardware units sold with a maintenance contract and the sale of software subscriptions.

Cost of revenue and gross profit

Consolidated cost of revenue for the nine months ended September 30, 2021 was $26.7 million compared with cost of revenue of $21.3 million for the nine months ended September 30, 2020 representing an increase of 26%, primarily due to an increase in the volume and cost of mechanical and electronic components and labor to support increased hardware sales, offset by efficiencies in hardware production. Gross profit for the nine months ended September 30, 2021 was $37.9 million compared with gross profit of $26.2 million for the nine months ended September 30, 2020 representing an increase of 44%. Gross profit margin for the nine months ended September 30, 2021 was 59% while the gross profit margin for the nine months ended September 30, 2020 was 55%.

Operating expenses

The following table sets forth the components of operating expenses for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021		2020		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$25,711	40%	$16,744	35%	$8,967	54%
Research and development	21,487	33%	12,883	27%	8,604	67%
General and administrative	32,770	51%	11,138	23%	21,632	194%
Total operating expenses	$79,968	124%	$40,765	86%	$39,203	96%

Sales and marketing expense increased 54% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to increased spending on advertising and demand generation of $3.2 million. Additionally, sales and marketing expense related to external contractors increased by $3.9 million over the comparative period.

Research and development expense increased 67% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to increases in personnel costs of $4.9 million, including external contractors and Company employees. Stock-based compensation expenses increased $2.1 million over the comparable period while prototype research and development expenses increased by $0.8 million over the comparative period.

General and administrative expenses increased 194% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to stock-based compensation expenses of $6.8 million, which included $3.8 million related to earnout compensation granted to Legacy Markforged shareholders and A-star, negotiated as part of the Merger and subject to performance-based vesting, increased personnel expenses of $6.3 million, increased regulatory and compliance fees of $0.5 million and increased audit fees of $0.5 million.

Change in fair value of warrant liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth other (expense) income, net, interest expense, and interest income for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Change in fair value of warrant liabilities	$170	$(79)	$249	(315)%
Change in fair value of contingent earnout liability	42,710	-	42,710
Other (expense) income, net	(168)	11	(179)	(1627)%
Interest expense	(15)	(51)	36	(71)%
Interest income	9	146	(137)	(94)%

Fair value of derivative liabilities decreased creating additional income of $43.0 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily related to the change in fair value of the derivative liability for the earnout shares of $42.7 million, calculated as the change in value between the Closing of $123.1 million and the value as of September 30, 2021 of $80.4 million.

Provision for income taxes

We recorded de minimis and $0.1 million provision for income taxes for the nine months ended September 30, 2021 and 2020, respectively.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating the performance of our business.

We define Adjusted EBITDA, a non-GAAP financial measure, as net profit (loss) and comprehensive income (loss) less interest income, interest expense, income tax expense, depreciation and amortization expense, stock-based compensation expense, net change in fair value of warrant liabilities and contingent earnout liabilities, and non-recurring transaction costs.

We monitor Adjusted EBITDA as a measure of our overall business performance, which enables us to analyze our past and future performance without the effects of non-cash items and/or one-time charges. While we believe that Adjusted EBITDA is useful in evaluating our business, Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool. Adjusted EBITDA can be useful in evaluating our performance by eliminating the effect of financing, capital expenditures, and non-cash expenses such as stock-based compensation, however, we may incur such expenses in the future which could impact future results. We also believe that the presentation of the non-GAAP financial measures in this Quarterly Report on Form 10-Q provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces the usefulness of this measure as a tool for comparison.

A summary of our cash flows from operating, investing and financing activities is provided below. We recommend that you review the reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, and that you not rely on any single financial measure to evaluate our business.

EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net profit (loss) and comprehensive income (loss)	$21,703	$(3,719)	$594	$(14,653)
Interest income	(6)	(3)	(9)	(146)
Interest expense	6	23	15	51
Income tax expense	(3)	26	(1)	113
Depreciation and amortization	429	455	1,269	1,361
EBITDA	$22,129	$(3,218)	$1,868	$(13,274)
Stock compensation expense	8,421	521	11,395	1,528
Change in fair value of warrant liabilities	(1,418)	66	(170)	79
Change in fair value of contingent earnout liability	(42,710)	-	(42,710)	-
Transaction costs expensed	1,996	-	1,996	-
Adjusted EBITDA	$(11,582)	$(2,631)	$(27,621)	$(11,667)

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash balances of $296.7 million as of September 30, 2021. We incurred net profit of $21.7 million and net loss of $14.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Since inception we have received unrestricted proceeds of $138 million from the sale of our convertible preferred stock to fund operations. Additionally, in April 2020 we applied for and were granted a loan under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan proceeds were approximately $5.0 million. The Company repaid the PPP loan on January 27, 2021.

During the quarter ended September 30, 2021, we completed the Merger and received $288.8 million in cash at Closing, which we expect to provide funding for the build out of the global footprint of our sales network, continued investing in research and development to accelerate product innovation, as well as the potential funding of inorganic growth opportunities. We believe that our existing capital resources as of September 30, 2021 with the cash proceeds from the Merger will be sufficient to fund our operations in the near term.

Cash flows

For the nine months ended September 30, 2021 and 2020

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2021	2020	$	%
Net cash used in operating activities	$(38,795)	$(8,992)	$(29,803)	331%
Net cash used in investing activities	(2,323)	(375)	(1,948)	519%
Net cash provided by financing activities	279,138	6,202	272,936	4401%
Net change in cash and cash equivalents	$238,020	$(3,165)	$241,185	(7620)%

Cash flow from operations

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $38.8 million and $9.0 million, respectively. The increase in cash used of $29.8 million was partly due to the increased net loss of the Company after adjusting for non-cash add backs of $16.3 million, which was driven by the ongoing costs of completing the Merger, such as expenses paid to external advisers, professional fees, and our aggressive hiring policy. Net operating assets and liabilities also increased by $13.5 million, correspondingly increasing our cash usage.

Cash flow from investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $2.3 million and $0.4 million, respectively. The increase in cash used of $1.9 million was due to an increase in investments in property and equipment.

Cash flow from financing activities

Net cash provided by financing activities was $279.1 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash used for financing activities of $272.9 million was primarily due to the $342.9 million of capital raised from the Merger and PIPE investment, partially offset by transaction costs of $16.0 million and the purchase of common stock for $45.0 million.

Off balance sheet arrangements

We do not have any relationships with unconsolidated entities or special purpose entities which were established for the purpose of off-balance sheet financing or other obligations that are reasonably likely to have a material current or future impact on our consolidated financial statements.

Critical accounting policies and estimates

Our consolidated financial statements are prepared in accordance with GAAP and require management to make certain estimates and assumptions that impact the reported balances of assets, liabilities, revenue, and expenses. On an ongoing basis, as required by GAAP, we update our estimates and assumptions. The actual results may differ from our estimates if our circumstances and conditions that occur do not align with our assumptions.

Revenue

Our customer contracts include multiple products and services. We are required to perform allocations of the contract value to the products and services deemed to be distinct performance obligations by GAAP in order to recognize revenue at the appropriate time. These allocations are based on a relative standalone selling price methodology, which requires us to determine the standalone selling price for each performance obligation. We utilize selling prices from standalone sales of the product or service when available. However, certain products are not sold on a standalone basis or do not have a sufficient history of standalone sales and we are required to estimate the standalone selling price for the purposes of our allocation. We utilize market information, historical selling practices, and other available information to produce as accurate an estimate as possible. However, to the extent our pricing practices change or estimated selling prices differ from actual standalone sales in the future, the timing of our revenue recognition in contracts with multiple products and services may change.

Inventory

Inventory is stated at average costs subject to impairment when carrying value is in excess of the net realizable value. The costs included materials, labor, and manufacturing overhead related to the acquisition of raw materials and production into finished goods. The net realizable value considers our intent and ability to utilize the inventory prior to perishing as well as the estimated selling price and costs of completion and sale. We regularly review our inventory on hand, product development plans, and sales forecasts to identify carrying values in excess of net realizable value.

Stock-based compensation

Compensation costs related to stock-based compensation for employees is measured using the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718 Compensation-Stock Compensation.

We recognize compensation costs related to stock options granted based on the estimated fair value of the award on the date of grant. The methodology used to estimate the grant date fair value of stock awards is described below and in Note 3. Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

Common Stock Valuation

One of the inputs to the estimate of grant date fair value of stock awards is the fair value of our common stock. There has been no public market for our equity instruments through the consummation of the Merger; as a result, the estimated fair value of our common shares has historically been determined by our board of directors as of the grant date. The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management’s judgment, including:

•
contemporaneous third-party valuations of our common stock;
•
external market conditions affecting our industry and trends within the industry;
•
the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;
•
our financial condition and operating results, including liquidity and capital resources;
•
the likelihood of achieving a liquidity event, such as an initial public offering or a sale given prevailing market conditions;
•
the history and nature of our business, industry trends and competitive environment;
•
the lack of marketability of our common stock; and
•
equity market conditions affecting comparable public companies.

Estimates of the fair value of our common shares consider our most recently available third-party valuations of common shares and have historically coincided with an issuance of convertible preferred shares. We issued our Series D convertible preferred stock on March 13, 2019. The Company subsequently engaged third party valuation specialists to perform valuation estimates of our common stock as of March 13, 2020, September 30, 2020, March 31, 2021, and June 10, 2021.

For the March 13, 2019 valuation, we used the Option Pricing Method (OPM), which models each class of equity securities as a call option with a unique claim on our assets. The OPM treats Markforged common stock and convertible preferred stock as call options on an equity value with exercise prices based on the liquidation preference of our convertible preferred stock. The common stock is modeled as a call option with a claim on the equity value at an exercise price equal to the remaining value immediately after our convertible preferred stock is liquidated. The exclusive reliance on the OPM until March 2020 was appropriate when the range of possible future outcomes was difficult to predict and resulted in a highly speculative forecast.

For the March 13, 2020 valuation, we used a combination of the income and market approaches. Specifically, we used the guideline public company method under the market approach, employing guideline public multiples as an input, and the discounted cash flow method under the income approach. We then weighted the indicated values from each approach to arrive at the fair value of equity as of the valuation date.

For the September 30, 2020, March 31, 2021 and June 10, 2021 valuations, we used a probability-weighted expected return method (“PWERM”), which was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants, or AICPA, Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Markforged, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. For the September 30, 2020 valuation, we assigned a 10% probability that a SPAC exit will be completed by September 30, 2021 and a 90% probability of staying private. For the March 31, 2021 and the June 10, 2021 valuation, we assigned a 95% probability of completing the Merger with AONE and a 5% probability of remaining a private entity. We then used the OPM to arrive at a valuation given the assumptions.

We considered all objective and subjective factors that we believed to be relevant for each valuation conducted in accordance with the AICPA’s Practice Aid, including our best estimate of our business condition, prospects, operating performance, and potential future outcomes as of each valuation date. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Subsequent to closing the Merger discussed in this Quarterly Report on Form 10-Q we will no longer have a need to rely on such complex valuation estimates and will rely on observable market prices to determine the fair value of our common stock.

Common Stock Warrants Liabilities

We assumed 5,374,984 Public Warrants and 3,150,000 Private Placement Warrants upon the Closing, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share. The Warrants became exercisable at the later of 30 days after Closing or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of five years after the Closing, our liquidation, or the redemption date as determined by us.

We evaluated the Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” Such a provision precludes us from classifying the Private Placement Warrants in stockholders’ equity. As the Private Placement Warrants meet the definition of a derivative, we recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder, the Public Warrants are not precluded from being considered indexed to our stock and were recognized at fair value in stockholders’ equity at Closing.

Contingent Earnout Liability

The contingent obligations to issue Markforged Earnout Shares in respect of Legacy Markforged common stock and release from lock-up Sponsor Earnout Shares, are accounted for as liability classified instruments in accordance with ASC 815-40, as the Earnout Triggering Events that determine the number of Sponsor and Markforged Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of our Common Stock. The liability was recognized at the Closing and is subsequently remeasured at each reporting date with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive income (loss). The valuation of the Markforged Earnout Shares and the surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available.

Markforged Earnout Shares issuable to employees with vested equity awards and Earnout RSUs are considered a separate unit of account from the Markforged Earnout Shares issuable in respect of Legacy Markforged common stock and are accounted for as equity classified stock compensation. The Markforged Earnout Shares issuable to employees with vested equity awards are fully vested upon issuance, thus there is no requisite service period and the value of these shares is recognized as a one-time stock compensation expense for the grant date fair value. Earnout RSUs are contingent upon an employee completing a service vesting condition, and as such, reflect a transaction in which we acquire employee services by offering to issue our shares, the amount of which is based in part on the share price of our Common Stock. Expense related to Earnout RSUs is recognized ratably over the requisite service period for the Earnout RSUs.

Recent accounting pronouncements

Refer to Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the recent accounting pronouncements that we have adopted and have not yet adopted.

JOBS Act accounting election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to delay adopting new or revised accounting standards until those standards apply to private companies. We intend to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Accordingly, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

We intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weaknesses in internal control over financial reporting described below.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

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

Remediation of Material Weaknesses

We are in process of designing and implementing controls and taking other actions to remediate the material weaknesses described above, including the following:

We are in process of hiring additional accounting and IT personnel, including a new chief financial officer hired in March 2021, to bolster our reporting, technical accounting and IT capabilities. Additionally, we are in process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.

We are in process of designing and implementing controls related to the period-end financial reporting process, including formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we are in process of designing and implementing controls over the preparation and review of account reconciliations and journal entries.

We are in process of designing and implementing controls to timely identify and account for non-routine, unusual or complex transactions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters.

We are in process of designing and implementing IT general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

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

Risks Related to Our Business and Industry

Risks Related to Our Operating History

We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.

We have a history of losses since our inception in 2013 and have funded our cash flow deficits primarily through the issuance of capital stock. As of September 30, 2021, we had an accumulated deficit of $79.0 million, including net profit of $0.6 million for the nine months ended September 30, 2021. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

We cannot make any assurances that these investments will result in increased revenue or growth in our business. Additionally, as a public company, we expect our legal, accounting and other expenses to be substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. Any such increased expenditures make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have a revenue history, we expect to bring new additive manufacturing products to market that we anticipate will generate a substantial portion of our future revenue, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may exceed forecasts, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.

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
•
changes in the amounts that we and our VARs spend to promote our products;
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
•
disruptions to our global supply and distribution chains;
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

On September 9, 2021, President Biden directed the Department of Labor’s Occupation Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). It is not currently possible to predict the impact on the Company of OSHA ETS, or the requirements for government contractors and their subcontractors. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and availability of our supply of raw materials and our results of operations and financial condition could be adversely affected.

Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new products has historically been supported by our participation at industry conferences. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, and the precautionary measures that we have adopted, most of our field sales and professional services activities are being conducted remotely, which has resulted in a decrease in our travel expenditures. However, we have begun in-person interactions at trade shows and other customer events where permitted. We expect our travel expenditures to increase in the future, which could negatively impact our financial condition and results of operations. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term.

In addition, many of our suppliers are experiencing operational challenges as a result of COVID-19, which has affected our supply chain and could have an adverse effect on our ability to provide products to our customers. Our suppliers may have to temporarily close a facility for disinfecting after employees tested positive for COVID-19, face staffing shortages from employees who are sick or apprehensive about coming to work or be overwhelmed by unexpected demand. Because of measures we took to increase inventory, the difficulties experienced by our suppliers have had minimal impact on our ability to ship products to our customers; however, these measures had a negative impact on short-term profitability and if the COVID-19 pandemic continues, it may negatively affect our inventory and delay delivery to our customers, which in turn will adversely affect our revenue and results of operations. If our suppliers are unable to deliver the materials we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all. If we are unable to adequately purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.

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

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, increases to costs and potential delays from reliance on global suppliers and distribution networks, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, and comply with the covenants in the agreements that govern our indebtedness.

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

Although we generally do not have long-term supply agreements, certain of our operating costs are fixed and cannot readily be reduced, which has an impact on our operating results. To the extent the demand for our products slows, or the additive manufacturing market contracts, we may be faced with excess manufacturing capacity and related costs that cannot readily be reduced, which will adversely impact our financial condition and results of operations. Conversely, because we generally do not have long-term supply agreements, we are subject to the risk of significant cost increases and parts shortages by our suppliers, or decisions by our suppliers to cease selling certain parts and materials to us.

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
•
the impact of the COVID-19 pandemic on production, distribution and demand for our products;
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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. In the three months ended September 30, 2021, our largest VAR generated an aggregate of 14% of our accounts receivable balance. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition. Furthermore, a significant portion of our accounts receivable payment periods are greater than 90 days. During that time, the VAR or distribution partner may default on its obligations or we may otherwise be unable to collect the payments due to us, which could adversely affect our results of operations and financial condition.

If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

As a result of COVID-19 and related supply chain disruptions, we have experienced increasing costs and supply shortages that have intensified during the third quarter of 2021. We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruptions, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.

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

The recent events precipitated by the COVID-19 pandemic have created minor delays on the inbound supply chain at our partners and our own facilities. Additional delays on both inbound and outbound logistics have also created challenges. We have been able to identify alternative solutions such that none of the issues has had a material impact on our ability to fulfill demand. If disruptions to global businesses from the pandemic continue or worsen, our business could face greater supply chain delays and difficulty shipping or receiving products and materials, which could have a material adverse effect on our financial condition and results of operations.

While we believe that, if necessary, we can obtain all the components necessary for our spare parts and materials from other manufacturers, we will need to guide any new manufacturers through evaluation processes of varying durations. Our spare parts and raw materials used in our materials production are subject to various lead times. Any unanticipated change in the sources of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

If our forecasts exceed actual orders, we may hold inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flow, profitability, and results of operations. Inversely, we may lose orders if our forecast is low and we are unable to meet demand. There is considerable uncertainty on the business impact from current measures and potential future measures to contain the spread of the COVID-19 pandemic on our vendors, suppliers, and partners, especially if such measures are in effect for an extended period of time.

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

We rely on a limited number of third-party logistics providers for shipping our products. Each third-party logistics provider stores our products in a limited number of warehouses where they prepare and ship our products based on digital instructions. The use of a limited number of third-party logistics providers increases the risk that a fire or damage from another type of disaster at any of the warehouses may result in a disruption of our commercialization efforts. Additionally, because we use a limited number of third-party logistics providers, if there is a disruption in the distribution channels of such third-party logistics providers, including but not limited to any disruption caused by global shipping capacity, labor shortages and the ongoing COVID-19 pandemic, our business and financial condition could be adversely impacted.

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

Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, such as our recently announced FX20 system, which will be the largest and most complex printer we have ever developed, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers and any component suppliers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Relatedly, certain of our components are sourced by a single supplier and, if the supply became disrupted as a result of insufficient quality, service delays or any other factor, our manufacturing efforts may be adversely affected. Any future design issues, unforeseen manufacturing problems, such as contamination of our or such third-party facilities, equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.

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

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain existing and new personnel. We experience intense competition for qualified senior management and other key personnel (including scientific, technical, manufacturing, engineering, financial and sales personnel) in the additive manufacturing industry, especially in the greater

Boston area. In addition, we have experienced increased competition and shortages for skilled labor, particularly for the key roles noted above. Our personnel are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. There can be no assurance that we will be able to retain our current key personnel or attract new persons to join our organization in the future. Some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. These pressures could result in increased costs in order to provide competitive compensation packages to attract and retain key personnel. Moreover, new employees may not be as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products and enhancements to existing products.

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

Each of the above challenges are exacerbated by the COVID-19 pandemic, which complicates our ability to complete and integrate any future acquisition into our business and could adversely affect the acquired business in unexpected ways.

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

If any of our third-party contract manufacturers experience a delay, disruption or quality control problems in their operations, including due to the COVID-19 pandemic and global supply chain disruptions, or if a primary third-party contract manufacturer does not renew its agreement with us, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our brand, business, results of operations and financial condition could be materially adversely affected. Finally, if a contract manufacturer producing a highly specified product changes its materials or is unable to meet our production demands, it could lead to specification changes, increased lead time or cancellation of the product.

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

Global economic, political and social conditions and uncertainties in the markets that we serve may adversely impact our business.

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

Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In particular, on June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a member state of the EU on January 31, 2020. The implementation period began February 1, 2020 and continued until December 31, 2020, during which the U.K. continued to follow all of the EU’s rules, the EU’s pharmaceutical law remained applicable to the U.K. and the U.K.’s trading relationship remained the same. The U.K. and the EU have signed an EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. Additionally, there is a risk that other countries may decide to leave the European

Union. This uncertainty surrounding this transition not only potentially affects our business in the United Kingdom and the European Union, but also may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. In extreme cases, we could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruptions, our results of operations could be adversely affected.

The effects of regulations relating to conflict minerals may adversely affect our business.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to research, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products, including our 3D printers or materials. In addition, we expect to continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Most of our sales to government entities have been made indirectly through our VARs and other distribution partners. In some cases, we have entered contracts directly with government customers. There are inherent risks in contracting with governments and their agencies. Government customers can typically terminate, reduce orders under or otherwise modify any of its contracts with us or our VARs for its convenience (i.e., without cause) whether or not we have failed to perform under the terms of the applicable contract. In such case, the government would not be required to pay our VARs or us for the lost profits for the unperformed work. A termination arising out of our VARs or our default could expose our VARs or us to liability and harm our VARs or our ability to compete for future contracts and orders. In addition to unfavorable termination provisions, our VARs or our U.S. government contracts and related regulations contain provisions that allow the U.S. government to unilaterally suspend our VARs or us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and potentially restrict exports of our products, services and associated materials.

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

We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. For instance, recent amendments to the U.S. Export Administration Regulations (“EAR”) increased restrictions on exports to certain “military end-users” and for “military end-uses” by certain persons in Burma, China, Iraq, Russia, or Venezuela, which requires us to perform due diligence on customers and end-users in those countries for potential military connections.

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

In 2020, California passed the California Privacy Rights Act (“CPRA”). Among other changes to the CCPA, the CPRA expands consumer rights, introduces data minimization and retention requirements, and creates the first dedicated privacy regulator in the United States. The CPRA will take effect in 2023, when comprehensive privacy laws recently passed in Virginia and Colorado will also take effect.

These laws have prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Moreover, we maintain offices in the European Union (“EU”) (Ireland) and we have customers in the EU and the United Kingdom (“UK”). Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “GDPR”), and related member state implementing legislation, and to the UK’s Data Protection Act 2018 (collectively, “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK. Additionally, European Data Protection Law imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States. These transfers are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) or binding corporate rules. The Court of Justice of the European Union (the “CJEU”) recently deemed that these transfers need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. European regulators have issued recent guidance that imposes significant new diligence requirements on transferring data outside the EU. Complying with this guidance is and will continue to be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU, which would cause significant business disruption. The GDPR imposes sanctions for violations up to the greater of €20 million and 4% of worldwide gross annual revenue, enables individuals to claim damages for violations and introduces the right for non-profit organizations to bring claims on behalf of data subjects.

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

We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, receive orders from our customers, manage our accounting and financial functions, including our internal controls, and maintain our research and development data. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In particular, our integrated software platform is an essential system that virtually all of our customers depend on for their design needs. If our integrated software platform were to fail, we could face adverse consequences to our results of operations, financial condition and business reputation. In addition, during the

COVID-19 pandemic, a substantial portion of our employees are conducting work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange ("NYSE") have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

These material weaknesses resulted in audit adjustments to the following financial statement line items in our financial statements: operating expense, other expense, interest expense, other assets, other liabilities, additional paid in capital, treasury stock, retained earnings, note receivable—equity, and series D preferred stock. These adjustments were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2020 and 2019. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of the entity acquired as part of the July 14, 2021 merger agreement related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

We are in the process of designing and implementing controls and taking other actions to remediate the material weaknesses described above, including the following:

•
Hiring additional accounting and IT personnel, including a new chief financial officer, hired in March 2021, to bolster our reporting, technical accounting and IT capabilities.
•
Engaging a third party to assist in designing and implementing controls related to period-end financial reporting, segregation of duties, and IT general controls.
•
Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.
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
•
Designing and implementing IT general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

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

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond December 31, 2021. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited following the Merger.

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

Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Because we have had no taxable income in prior years, we do not anticipate carrying back any of our net operating losses. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.

Additional changes to U.S. federal income tax law are currently being contemplated. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Additional Risks Related to Ownership of Our Common Stock and Us Operating as a Public Company

The price of our common stock and warrants may be volatile.

The price of our Common Stock as well as our Common Stock Warrants may fluctuate due to a variety of factors, including:

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
actions by stockholders;
•
additions and departures of key personnel;
•
commencement of, or involvement in, litigation involving the combined company;
•
changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our Common Stock available for public sale; and
•
general economic and political conditions, such as the effects of the COVID-19 pandemic, global supply chain disruptions, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

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

The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. We currently have limited research coverage by securities and industry analysts. If other securities or industry analysts do not commence coverage of our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

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

Future issuances and/or resales of our Common Stock may increase the volatility of and/or cause the market price of our securities to drop significantly, even if our business is doing well.

Pursuant to the lock-up restrictions agreed to into in connection with the Merger Agreement, subject to certain exceptions, A-Star, the sponsor of one (the “Sponsor”), and certain related parties and certain of our stockholders (who collectively own approximately 77.6% of our outstanding Common Stock) are contractually restricted from selling or transferring any of its or their shares of common stock (the “Lock-up Shares”). Such restrictions began at the closing of the Merger (the “Closing”) and end 180 days after Closing.

In addition, 14,666,667 shares of our Common Stock may be issued as Markforged Earnout Shares upon satisfaction of the Earnout Triggering Events, and additional shares may be issued upon exercise of the outstanding Common Warrants. To the extent such additional shares of our Common Stock are issued, it will result in dilution to the holders of our Common Stock and an increase to the number of shares eligible for resale in the public market. Sales, or the potential for sales, of substantial numbers of such shares in the public market could increase the volatility of and/or adversely affect the market price of our Common Stock.

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

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The DGCL and our certificate of incorporation and bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

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

The provisions of our bylaws requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against the directors and officers of us, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.

Our bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Bylaws or Certificate of Incorporation (as either may be amended from time to time) (including the interpretation, validity and enforceability thereof), (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine, and (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to actions or claims arising under the Exchange Act. The Bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, will be the Federal District Courts of the United States (the “Federal Forum Provision,” and with the Delaware Forum Provision, the “Exclusive Forum Provisions”). In addition, the Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder; our cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

The private placement warrants issued to the Sponsor, and the contingent earnout liability, are accounted for as liabilities recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Under U.S. GAAP, we are required to evaluate our warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the warrants contain provisions requiring liability classification. Therefore, we are accounting for the warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

Additionally, the Markforged Earnout Shares are also accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to our Common Stock. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the earnout liability will be adjusted to fair value, with a resulting non-cash gain or loss related to the change in the fair value being recognized in our earnings in the statement of operations. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses for each future reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From the period July 1, 2021 through September 20, 2021, the date of effectiveness of our Registration Statement on Form S-8 (File No. 333-259665), two employees exercised option awards for 8,391 shares of unregistered common stock. Such sales were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

3.2	Bylaws of Markforged Holding Corporation (incorporated by reference to Exhibit 3.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.1#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation's Current Report on Form 8-K filed July 20, 2021).

10.2

Registration Rights Agreement, dated as of July 14, 2021, by and among Markforged Holding Corporation, A-star, certain affiliates of A-star and certain former stockholders of MarkForged, Inc. (incorporated by reference to Exhibit 10.5 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.3**#	2021 Stock Option and Incentive Plan of Markforged Holding Corporation and forms of agreement thereunder.

10.4

Lock-up Agreement, dated as of July 14, 2021, by and between Markforged Holding Corporation, Inc. and the undersigned parties thereto (incorporated by reference to Exhibit 10.8 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.5#	Non-Employee Director Compensation Policy (incorporated by referenced to Exhibit 10.9 to Markforged Holding Corporation's Current Report on From 8-K filed July 20, 2021).

10.6#	2021 Employee Stock Purchase Plan (incorporated by referenced to Exhibit 10.10 to Markforged Holding Corporation's Current Report on From 8-K filed July 20, 2021).

10.7#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.11 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

** Filed herewith

# Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Markforged Holding Corporation

Date: November 15, 2021	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Mark Schwartz
Mark Schwartz
Chief Financial Officer (Principal Financial and Accounting Officer)