Form 10-K
period 2021-12-31
Markforged Holding Corp
filed 2022-03-31
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39453

Markforged Holding Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	98-1545859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
480 Pleasant Street Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 496-1805

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MKFG	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock, $0.0001 par value	MKFG.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $214.8 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2022 was 187,102,821.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K, except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Risk Factors Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

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
•
A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our products. The COVID-19 pandemic has caused a material on-going disruption to our business beginning in the second quarter of 2020 and the COVID-19 related supply chain disruptions have continued to adversely impact our business throughout 2021.
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
•
Defects in new products or in enhancements to our existing products that give rise to product returns or warranty or other claims could result in material expenses, diversion of management time and attention, and damage to our reputation.
•
We may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level. As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities. We depend on a limited number of third-party contract manufacturers for a substantial portion of our manufacturing needs and we depend on a number of suppliers for other parts and components; since the second half of 2021, we have increasingly experienced, and expect to continue to experience, price increases, supply shortages and delays and any such delay, disruption or quality control problems in their operations, including due to the COVID-19 pandemic, could cause harm to our operations, including loss of market share, reduced margins and damage to our brand.
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
•
Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in

i

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

EXPLANATORY NOTE

On July 14, 2021, we consummated the merger (the “Merger”) contemplated by the Agreement and Plan of Merger, dated as of February 23, 2021 (the “Merger Agreement”), by and among one, a Cayman Islands exempted company limited by shares (“one”), Caspian Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of one (“Merger Sub”), and MarkForged, Inc., a Delaware corporation (“Legacy Markforged”). As a result of the Merger, Legacy Markforged merged with and into Merger Sub with Legacy Markforged surviving as our wholly-owned subsidiary and, following one’s filing of a notice of deregistration and necessary accompanying documents with the Cayman Islands Registrar of Companies, and a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which one was domesticated, one changed its name to “Markforged Holding Corporation.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report on Form 10-K include, for example, statements about:

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

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to the “company”, “we”, “us”, or “our” refer to the business of MarkForged, Inc. and its subsidiaries prior to the consummation of the Merger and to Markforged Holding Corporation and its subsidiaries after giving effect to the Merger.

Company Overview

Our platform, The Digital Forge, is an intuitive additive manufacturing platform powering engineers, designers and manufacturing professionals globally. The Digital Forge combines precise & reliable 3D printers and metal and composite proprietary materials with its cloud-based learning software offering to empower manufacturers to create more resilient and agile supply chains. Founded in 2013 by two MIT-educated engineers, Markforged is based in greater Boston, Massachusetts, where we have our own in-house manufacturing facility and where we design all of our industrial 3D printers, software and metal and composite proprietary materials.

Designed to scale into the future, our software-enabled platform delivers clear value today to thousands of customers (including both direct customers and customers of our value added resellers that have purchased one or more of our products) around the world. Our customers have printed millions of parts, meeting customer needs across the entire product development lifecycle, including prototyping, tooling, production and aftermarket spares and replacement parts as well as mid-volume and high-volume production parts. Blue chip customers in leading-edge industries such as aerospace, military and defense, industrial automation, space exploration, healthcare and automotive rely on our platform for mission-critical, end-use parts on-demand and at the point-of-need.

Our portfolio of rugged 3D printers include: (i) desktop printers that produce quality parts in settings where space is limited, (ii) industrial composite printers that provide powerful, predictable functionality through their software, sensors, materials and print modes and (iii) metal printers that can fabricate strong, complex metal parts in a variety of advanced metals. Across all our models, our powerful yet easy-to-use platform, and our industrial-grade materials, enable engineers to make functional parts for manufacturing environments and other demanding applications.

Our software platform was developed alongside our first printers and shipped as a fully integrated solution. As we have grown, we have continued to develop and scale our software, providing a single platform to interact with each of our hardware devices and driving consistent reliability for our customers. From simple file storage and versioning to accessible live telemetry, our products are designed to address the unseen minutiae that can inhibit manufacturers’ productivity. In a manufacturing ecosystem inundated with non-intuitive user experiences, the simplicity and power of our software drives adoption of our platform with higher customer satisfaction and retention rates.

Today, manufacturers face many limitations from idea generation to finished industrial goods. Part design is inherently limited by traditional subtractive manufacturing methods, such as Computer Numerically Controlled (“CNC”) machining. In addition, in many cases, the existing manufacturing workforce does not have the necessary skills to meet the demands of the next generation of manufacturing, which is embracing digital technologies.

We envision a different future where smart 3D printers distributed in networks that extend directly to the point-of-need can overcome these limitations. We are working to make this future a reality today. For example, a military customer stations Markforged printers in combat zones to create digital supply chains, producing parts in the field, on-demand. A state government customer recently sponsored a pandemic-readiness project that distributed 300 Markforged printers across the state to create a large emergency alert system for manufacturing physical parts on demand. As a further example, a global consumer products company has utilized Markforged printers in more than 30 factories to optimize assembly line production. As we continue to innovate with faster, larger and more precise machines capable of reliably printing more specific materials, we expect to see examples like these scale in both the value they deliver our customers and the impact of additive technology on the broader manufacturing industry.

In 2014, we first commercialized our patented Continuous Fiber Reinforcement (“CFR”), which is a process that uses continuous strands of composite fibers to make parts as strong as and capable of replacing aluminum. In 2018, we released the Metal X system, which is now capable of printing 17-4 PH Stainless Steel, Copper, H13 Tool Steel, Inconel 635, and A2 and D2 Tool Steel in a shop or office environment. These products connect to our secure cloud infrastructure and are controlled via web browser, providing a single, simple digital workflow for printing both carbon fiber and metal for organizations that scale from one user to thousands. We have the ability to leverage data from our existing global fleet of printers connected to cloud architecture to enhance our research and development capabilities for the future benefit of our customers. The data generated by our fleet of thousands of connected printers flows into Blacksmith, an AI-powered, closed-loop manufacturing solution, which is currently offered as a software subscription.

For the years 2012 to 2020, according to the Wohlers Report 2021, the additive manufacturing industry grew at a CAGR of 24%, from $2 billion in 2012 to $12 billion in 2020. The Wohlers Report 2021 projects that for the 10 year period of 2020 to 2030, the additive manufacturing industry will grow at a similar CAGR of 25%, reaching $115 billion in 2030. As additive manufacturing technology adoption spreads across the $13 trillion global manufacturing industry, we believe we are well-positioned to take advantage of these trends due to our industry-leading materials, broad portfolio of products, and a cloud architecture that continually learns and will improve our global fleet of industrial printers.

The Markforged team combines cutting-edge technical expertise with industry experience in commercializing new technologies. Shai Terem, our President and Chief Executive Officer, is a veteran of the digital printing technology industry previously serving as President of the Americas at Kornit, where he led an aggressive and successful restructuring of the region and, prior to that, as Americas VP of Finance & Operations for Stratasys, where he held several operational responsibilities within the company. Mark Schwartz, our Chief Financial Officer, has extensive experience as a public company Chief Financial Officer as well as leading capital market transactions and as part of management teams at high-growth hardware manufacturing and SaaS and AI companies.

Industry Background

Traditional Manufacturing Faces Many Limitations.

Engineers and product developers are constrained by the physical parameters of conventional manufacturing processes. These parameters define the design possibilities, adding cost and lead time to manufacturing programs and placing firm boundaries on the performance of parts and products. Additive manufacturing lifts many of these limitations, opening up new design capabilities that allow engineers to harness and sustain measurable advantages in durability, weight and customizability.

Traditional manufacturing faces significant limitations that impact profitability and market responsiveness. In mature economies, like the United States, manufacturers find it increasingly difficult to hire the skilled technicians required to operate the legacy equipment that powers a majority of manufacturing operations. According to a 2020 report from The Economist, the generation of specialized tool and die makers that are exiting the labor market and the emerging workforce that is replacing these individuals are trained on completely different educational foundations built on information technology and digital aptitude.

We believe this phenomenon will intensify the struggle to find skilled technicians for businesses that fail to adopt modern manufacturing technologies.

Traditional manufacturing equipment and labor conditions require complex networks of supply sources or “nodes”, connected to one or more manufacturing hubs. These manufacturing hubs rely on intricate chains of logistics and distribution to deliver their products to the market and into the hands of end customers. Each supply node, manufacturing site and logistics bridge represents a single point of failure that has the potential to compromise business continuity and customer relationships in the event of disruptions. For example, the COVID-19 pandemic caused plant shutdowns, shipping port closures, labor strikes and myriad unforeseen changes in operating conditions. Digital manufacturing decouples part production from these complex and vulnerable supply chains, empowering individual “makers” and large, global businesses alike to position fabrication capabilities as close to the point of need as possible.

This flexibility also allows modern manufacturers to adapt to changing demand signals with greater responsiveness. As an example, in the early months of the COVID-19 pandemic, the collective 3D printing community was able to quickly produce early batches of face shields and other personal protective equipment. In contrast, many traditional manufacturers struggled in the face of global supply chain disruptions and significant spikes in demand for key products.

According to a Forbes article published on October 18, 2019, approximately 20% of every dollar in manufacturing is wasted. Additionally, the complex web of logistics and transportation required to convert raw material into goods in end customers’ hands add many wasteful steps. These factors increase costs to manufacturing programs and incur substantial carbon footprints. As modern businesses seek opportunities to reduce their ecological impacts, both due to proactive and conscientious attitudes as well as government regulations and emissions penalties, we believe that digital manufacturing solutions like The Digital Forge present a viable means of producing products more sustainably and at a lower cost.

Additive Manufacturing has the Potential to Overcome Many of these Limitations.

Additive manufacturing as a category has the potential to overcome many of the limitations of conventional manufacturing. The new design capabilities provide significant possibilities for superior products that drive higher performance and more closely match customer preferences. The simple, empowering interfaces used to operate our printers are more applicable to an emerging workforce that consists of digital natives trained in IT educational foundations. With additive manufacturing technology, manufacturers may now combat supply chain constraints, allowing them to respond more quickly to sharp changes in demand signals. Machines the size of microwave ovens that require no skilled labor can now help manufacturers circumvent expensive and time-consuming supply chains by printing parts when and where they are needed.

Most 3D Printing Solutions Today are Focused on Design and Prototyping Applications.

Despite the apparent benefits of additive manufacturing relative to conventional manufacturing, it has taken the industry nearly four decades to arrive at a solution that is widely adopted for applications beyond one-offs and prototypes. Part of the reason for such slow adoption is that before Markforged, there were only two limited categories of 3D printers available. On one end of the cost spectrum, there were relatively inexpensive machines that printed in brittle plastic, only suitable for concept models or mock-ups. On the other end of the cost spectrum, there were complicated, potentially hazardous systems that cost in excess of $1 million to implement and required highly skilled technicians to operate. Additionally, both categories were engineered as point solutions for a single factory, making distributed digital manufacturing across a network of printers cumbersome or infeasible. For these reasons, neither of these choices was appropriate for the manufacturing floor or distributed manufacturing at scale.

Markforged is Delivering the Promise of Additive Manufacturing Today.

We invented The Digital Forge, a platform designed to overcome both the constraints of conventional manufacturing as well as the limitations of legacy 3D printing solutions. Manufacturers can produce parts that are functionally applicable for the most demanding engineering applications on affordable machines roughly the size of a microwave or conventional oven. The parts printed on The Digital Forge are based in continuous carbon fiber, a high-strength material that empowers engineers to use the parts for applications that were previously reserved for metal parts. Moreover, the software that powers The Digital Forge was designed to be cloud-first. In contrast to legacy additive solutions, Markforged’s printers can be accessed and controlled from anywhere in the world and entire libraries of part inventory can be digitized and printed only when needed. This smart, simple, empowering and robust platform is designed to give engineers, designers and manufacturing professionals the power to solve their manufacturing problems today and build anything they imagine.

Our Growth Strategy

Our future growth is driven by five key strategies:

•
Continue to Fuel Integrated Platform with Software Solutions. Our integrated platform is designed to scale in both capability and size over time. As we invest additional resources into the feature set of our platform, we expect to be able to solve more customer problems and applications. As we solve more problems, customers will print more parts. As we print more parts, more data will be generated, making our premium software solutions, including Blacksmith and enterprise-grade fleet management, smarter. As our premium software solutions get smarter, we will be able to print better, more accurate parts. As we print better parts, more customers will adopt our premium software solutions, which will continue to drive this growth and improvement cycle more rapidly.
•
Expand Customer Use Cases and Applications. As we develop printers that are faster, larger and more precise, and add new industrial materials to our capabilities, we continually expand the possible use cases for our customers. We regularly release new printers, software functionality and materials that customers may apply to a variety of new problems and use cases.
•
Drive Deeper, More Efficient Go-To-Market Coverage. As we grow our global distribution footprint and drive optimizations in our go-to-market model, we will grow our sales. For example, in the last year, we formed partnerships with global distributors, such as DesignPoint, Hawk Ridge Systems, LLC, GovSmart, Inc., MLC CAD Systems, LLC, Mark3D UK Limited, Würth Additive Group, Phillips Corporation and others, providing the opportunity to scale and access to hundreds of thousands of potential manufacturing customers across the world.

•
Expand Position as a Trusted Brand. Due to the innovative technology that we have invented, which is addressing significant global problems in manufacturing, we have the opportunity to invest resources to build a meaningful industrial technology brand. As our brand grows, we expect to generate more organic interest in our products, lowering our cost-to-acquire customers, which will facilitate our growth and improvement cycle and help expand our business.
•
Target Strategic M&A Opportunities. We expect to grow inorganically by acquiring companies with technologies and people to complement our platform and team.

Our Competitive Strengths

•
Markforged delivers accessible, industrial-strength parts. We offer a range of proprietary composite and metal materials that address numerous industrial applications. We invented and patented the CFR composite additive manufacturing process. The capabilities that CFR enables are unmatched by our competitors, and a significant portion of our customers use our CFR materials today to replace traditionally manufactured steel and aluminum parts. In addition, we have designed and optimized the Metal X printer, a loose powder-free metal device that can be purchased for approximately $100,000. Conventional metal 3D printing solutions have MSRPs starting at $250,000 and those that exceed $1,000,000. The lower acquisition cost for the Metal X broadens the potential market for these machines and presents a more compelling path to value.
•
Markforged offers customers a clear and tangible ROI. We provide simple, cost-effective and reliable solutions to manufacture mission critical parts. With The Digital Forge platform, our customers can realize significant cost and time savings, relative to conventional manufacturing, which in turn drives purchases of incremental printers and further development of new applications. For example, one global consumer products customer that purchased its first printer in 2019 realized 45 times cost savings on a key application tool for its automated assembly line. Since the initial purchase, that customer has purchased more than 30 printers primarily focused on this application.
•
Markforged’s integrated, modern software platform drives faster innovation. We built our entire platform on cloud-based architecture, bringing benefits traditionally confined to Software as a Service (“SaaS”) space to hardware. This architecture connects us to our customer’s printers in the field, creating a fleet of connected printers generating data to power our AI-learning algorithms that in turn guides the future development of our 3D printers with each part printed.
•
Visionary and experienced management team. Our leadership team is passionate about the future of manufacturing. Shai Terem, our President and Chief Executive Officer, has extensive operational experience in additive manufacturing and digital printing. Our Chief Financial Officer, Mark Schwartz, has spent much of his career delivering complex contract manufacturing services to hardware OEMs. Our SVP of Sales, Ken Clayton, has spent his career partnering with hardware resellers to provide CAD solutions. This team is surrounded by an executive leadership team with decades of industry and category expertise. Our engineering and product leadership hails from a variety of leading hardware, materials and software companies, while our go-to-market leadership combines extensive channel selling and manufacturing industry expertise with invaluable perspectives from category leaders outside of 3D printing.

The Digital Forge

The Digital Forge is the intuitive additive manufacturing platform for modern manufacturers, bringing the power and speed of agile software development to industrial manufacturing. Composed of hardware, software and materials working as a unified platform, it is purpose-built to integrate into our customers’ existing manufacturing ecosystems and eliminate the barriers between design and functional parts. The Digital Forge adopters can achieve immediate benefits through savings of time and money on end-use parts. Through increased adoption, the platform can drive competitive advantages by making our customers’ entire operations more efficient and responsive.

3D Printers

We offer a rugged line of 3D printers all designed around one goal - putting functional parts in our customers’ hands. Our machines combine high build quality, intuitive user experience and broad platform connectivity. Featuring unibody aluminum frames and precision mechanical components, our printers produce reliable, repeatable results.

We offer three principal categories of 3D printers and systems:

•
Desktop: Our Desktop 3D Printers are precision-built professional machines designed to reliably print quality parts. These printers deliver precise results with a smaller form factor, making them ideal when space is at a premium.
•
Industrial: Our Industrial 3D Printers provide best-in-class predictability and functionality through sensors, software, materials and print modes.
•
Metal: Our Metal 3D Printers fabricate complex metal parts in a variety of advanced metals.

In November 2021, we debuted the FX20™ industrial 3D printer which is capable of printing high-temperature thermoplastics reinforced with continuous carbon fiber. This is the largest and most precise machine we have produced to date.

We also offer the Onyx Pro, Onyx One, Mark Two desktop composite printers, the X3, X5, X7 industrial composite printers, a ruggedized X7 Field Edition composite printer, and the Wash-1, Sinter-1, and Sinter-2 which are components of the Metal X system.

Materials

We offer the only industrial 3D printing family for fabricating Composite, Continuous Fiber and Metal parts on the same platform. All the materials available for printing on The Digital Forge are safe and easy to handle and offer a high degree of flexibility for part design and manufacturing. Our 3D printers are simple to use and do not require intensive buildouts or trained technicians. We currently offer the following materials:

•
Composite: Onyx™, Onyx FR, Onyx FR-A, Onyx ESD, ULTEM™ 9085 Filament, Nylon, and Precise PLA.
•
Continuous Fiber: Carbon Fiber, Carbon Fiber FR, Carbon Fiber FR-A, Aramid Fiber (Kevlar®), HSHT Fiberglass, and Fiberglass.
•
Metal: 17-4 PH Stainless Steel, Copper, Inconel 625, H13 Tool Steel, and A2 and D2 Tool Steel.

Our customers can print the right material for the right applications. If a customer requires strength and low weight, composites can replace metal parts and accelerate production times. If customers need something to withstand high temperatures and provide wear resistance, metals can be utilized. In addition, customers can combine parts made of different materials for even higher-performing parts using the CFR process.

CFR augments traditional Fused Filament Fabrication (“FFF”) technology, enabling our printers to reinforce FFF parts with continuous fibers. A CFR-capable machine uses two extrusion systems for two unique materials: one for conventional FFF polymer filament, and a second for long strand continuous fibers. Continuous fibers are laid down in-layer, replacing FFF infill. As a result, a CFR-capable printer can print both traditional FFF-only parts or CFR parts (FFF parts reinforced with continuous fibers).

CFR represents a step-change improvement in part performance for only an incremental increase in effort. CFR parts are significantly stronger (up to 25 times stronger than ABS plastics) and can replace machined aluminum parts. The process is inherently flexible: simple enough for anyone to use and powerful enough to enable deep customization of part mechanical properties. This means that an engineer can reinforce a part with continuous fibers with two clicks of a button and customize reinforcement on a layer-by-layer basis on the same platform. With five available fibers and multiple reinforcement techniques that can be granularly configured, parts can be highly customized for applications. We believe the capabilities that CFR enables are unmatched by current alternatives.

Software

Our software pairs advanced 3D printing software with the first connected additive manufacturing platform. Our software is an integrated platform designed to help customers get from design to part quickly. It empowers users to take control of their manufacturing workflow in three ways:

•
Advanced part slicing and printing. Our software is an integrated, connected platform designed to take customers from CAD to functional part quickly. The browser-based workflow is secure, fast and intuitive. Users can design parts for printing with a single click, or drill deeply into part settings to specially optimize part properties. Our software fully integrates with all of Markforged’s 3D printers, enabling customers to create builds, print parts, and monitor prints in a seamless workflow.

•
Integrated cloud part repository. A secure part library enables customers to dynamically manage engineering projects of any size. Our software’s part files are securely stored and can be versioned, edited and printed anywhere. Easy-to-use filters and folders enable customers to quickly store and find the parts they need when they need it.
•
Real time enterprise-grade fleet management accessible through premium software subscriptions. Our premium software subscription provides a single place to manage our customers’ printer fleets in real time, whether in one spot or worldwide. Users can benefit from automatic updates while getting analytics, usage data and live telemetry. Our premium software updates automatically, unlocking new features and continuously improving printer performance. Support is fully integrated into the software experience and is directly accessible from both part and printer pages.

Customers

We have thousands of customers (including both direct customers and customers of our value added resellers that have purchased one or more of our products) around the world, and have printed millions of parts, meeting customer needs across the entire product development lifecycle, including prototyping, tooling, production and aftermarket spare and replacement parts. Our customers range from small and medium-sized organizations to Fortune 100 companies in leading edge industries such as aerospace, military and defense, industrial automation, space exploration, healthcare and automotive who utilize our platform for mission critical end-use parts on-demand and at the point-of-need.

Our customer base is diverse and broad, with no customer, or customers known to us to be under common control, comprising more than 10% of our business.

Research and Development

Investment in research and development is at the core of our business strategy. Our research and development team is responsible for designing, developing and enhancing our products, as well as performing product testing and quality assurance activities. Members of our research and development team specialize in mechanical engineering, electrical engineering, material science, product realization and software engineering.

Research and development expense totaled $32.2 million and $17.2 million in the years ended December 31, 2021 and 2020, respectively. We expect our research and development expense to increase significantly for the foreseeable future as we enhance existing products, develop new products for current markets and introduce new products in new markets.

The majority of our research and development operations are conducted in our facility in Watertown, Massachusetts.

Sales and Marketing

We primarily sell our products and services through a global channel of third-party value-added reseller partners (“VARs”). We have approximately 100 VARs spanning the globe with over a thousand full-time employees who market, sell and support our platform. Our VAR channel allows us to have global scale, engage deeply with our customers and provide significant operating leverage to our business. We have and will continue to optimize our VAR network focused on global manufacturing. This includes VARs such as DesignPoint, Hawk Ridge Systems, LLC, GovSmart, Inc. MLC CAD Systems, LLC, Mark3D UK Limited, and others, that distribute mission-critical end-use parts and functional parts for the manufacturing floor to hundreds of thousands of end customers worldwide.

Our global marketing team drives new customer acquisition, retention and expansion of existing customers and the demonstration and capabilities set of our products.

Manufacturing and Suppliers

Our goal is to create an excellent customer experience by shipping quality products on time and providing meaningful support after delivery, all while working safely. We work toward this goal by being selective with our resources, dedicating our focus to areas where we see a strategic advantage, and working with high quality outsourced partners to manage the rest. Our printer manufacturing operations include both our internal manufacturing facility in Billerica, Massachusetts as well as third-party contract manufacturers who source materials, manufacture components and assemble products in accordance with our specifications and quality standards. We currently source and manufacture our consumable materials, which provides flexibility, increased responsiveness and a distinct competitive advantage.

Our Competition

The industry in which we operate is fragmented and competitive. We compete for customers with a wide variety of conventional and additive manufacturing solution providers. We believe that the market is in its early phases of adoption of additive manufacturing technology, and that the potential for growth will be significant as our target customers seek more flexible, customized, software-enabled manufacturing processes.

We believe we compare favorably to other industry participants on the basis of the following competitive factors applicable to our products:

•
cloud-based, AI-learning software platform;
•
proprietary CFR process;
•
highly accessible metal printing;
•
robust intellectual property;
•
proven customer adoption in mission critical applications;
•
ease of deployment, implementation and use;
•
platform scalability; and
•
security and reliability.

Human Capital

We consider our employees to be critical to our success. As of December 31, 2021, we had 374 full-time employees based primarily in the greater Boston, Massachusetts area. A majority of our employees are engaged in engineering, operations and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Our success depends upon our ability to attract and retain highly qualified employees. We are committed to creating and maintaining an inclusive culture which values equality, opportunity and respect. We expect all of our employees to observe the highest levels of business ethics, integrity, mutual respect, tolerance and inclusivity. Our employee handbook and Code of Conduct and Ethics set forth policies reflecting these values and also provide direction for registering complaints in the event of any violation of our policies. An “open door” policy is maintained at all levels of the organization and any form of retaliation against an employee is strictly prohibited.

The success of our business is fundamentally connected to the physical and mental well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees and contractors. We provide our employees with a wide range of benefits, including benefits directed to their health, safety and long-term financial security. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes allowing our employees to work remotely as appropriate, while implementing significant safety measures designed to protect the health of all those working in and entering our facilities.

Intellectual Property

Our ability to drive innovation in the additive manufacturing market depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as through contractual provisions and restrictions on access to our proprietary technology which includes nondisclosure and invention assignment agreements with our consultants and employees and through non-disclosure agreements with our vendors and business partners. We further control the use of our proprietary technology and intellectual property through provisions in both general and product-specific terms of use. Unpatented research, development, know-how and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

As of December 31, 2021, we own 50 issued United States patents, 36 issued foreign patents and have 109 pending or allowed patent applications. Our patents and patent applications are directed to, among other things, additive manufacturing and related technologies.

We have 2 issued United States trademarks and 20 issued foreign trademarks, including “Markforged” in the European Union, Australia, Canada, China, Israel, Japan, and the Republic of Korea. We have no pending United States trademark applications and 3 pending foreign applications.

Government Regulations

We are subject to various laws, regulations and permitting requirements of federal, state and local authorities, including related to environmental, health and safety; anti-corruption and export controls. We believe that we are in material compliance with all such laws, regulations and permitting requirements.

Environmental Matters

We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for certain operations.

The export of our products internationally from our production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as the United States Toxic Substances Control Act (“TSCA”) and the Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”). These laws and regulations require the evaluation and registration of some chemicals that we ship along with, or that form a part of, our systems and other products.

Export and Trade Matters

We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years, the United States government has a renewed focus on export matters related to additive manufacturing. Some of our products are already more tightly controlled for export, and other of our products may in the future become more tightly controlled for export. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

Corporate Information

Prior to July 14, 2021, we were a blank check company known as one incorporated in the Cayman Islands on June 24, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Legacy Markforged was formed as a Delaware corporation in 2013.

On July 14, 2021, we completed the Merger. In connection with the completion of the Merger, one was renamed Markforged Holding Corporation. Our website address is www.markforged.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Available Information

Our website address is www.markforged.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investor Relations” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investor Relations” portion of our website.

Item 1A. Risk Factors.

Risk Factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Annual Report on Form 10-K before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

Risks Related to Our Business and Industry

Risks Related to Our Operating History

We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.

We had a history of losses since inception in 2013 until 2021 and funded our cash flow deficits primarily through the issuance of capital stock. As of December 31, 2021, we had an accumulated deficit of $75.7 million, including current year net profit of $3.9 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

We cannot make any assurances that these investments will result in increased revenue or growth in our business. Additionally, as a public company, we expect our legal, accounting and other expenses to be substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. Any such increased expenditures make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have a revenue history, we expect to bring new additive manufacturing products to market that we anticipate will generate a substantial portion of our future revenue, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may exceed forecasts, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.

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

Our quarterly and annual results of operations may fluctuate significantly from period-to-period. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our common stock would likely decline. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, factors that may cause our operating results to fluctuate include:

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

In addition, sales of our products are subject to the adoption and capital expenditure cycles of our customers' sales cycle, and seasonality among our customers may cause our revenues and operating results to fluctuate from period to period. Accordingly, we typically experience increased sales during the fourth quarter and, to a lesser extent, the third quarter of our fiscal year relative to the first and second quarters. Additionally, for our more complex solutions, which may require additional facilities investment and installation support, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition. Accordingly, you should not rely on quarter-over-quarter and year-over-year comparisons of our results as an indicator of our future performance.

The global COVID-19 pandemic has significantly affected our business and operations.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide. In light of the uncertain situation relating to the spread of COVID-19 and new variants of the virus, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers and the communities in which we operate. These measures include temporarily closing our offices to visitors and limiting the number of employees in our offices to those that are deemed essential for manufacturing and research purposes, as well as virtualizing, postponing or canceling customer, employee and industry events.

The COVID-19 pandemic has also created many negative headwinds that present risks to our business and results of operations. For example, it has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions have caused reduced capital expenditures by our existing customers and potential new customers, which negatively impacted our sales, especially during the period between March 2020 and May 2020 in which we experienced a decrease in sales compared to the relevant period in 2019. This reduction was particularly prevalent among customers that are large companies purchasing our more expensive products that require greater on-site installation support. Further, in April 2020, we conducted a reduction in force as a result of reduced demand for our products and uncertainty about future revenues. Because the future effects of the COVID-19 pandemic are unpredictable, the impact could be more prolonged and significant in the future. These disruptions could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. We cannot predict the long-term impact that the COVID-19 pandemic may have on our business and cannot guarantee that it will not be materially negative. Although vaccines have become available to the public and states, including Massachusetts where our headquarters is located, have begun to ease certain restrictions, we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations.

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. However, OSHA withdrew the ETS on January 26, 2022 as an enforceable emergency temporary standard following the Supreme Court’s granting of a stay of its enforcement. OSHA explicitly did not withdraw the ETS as a proposed rule, such that it is possible that a permanent rule regarding COVID-19 vaccination and testing requirements will ultimately be issued by OSHA following a formal rulemaking process. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). These requirements for federal contractors have been the subject of multiple lawsuits and enforcement has been enjoined nationwide, with appeals from those decisions pending in multiple federal appellate courts. It is not currently possible to predict the impact on the Company of a permanent OSHA rule, or the requirements for government contractors and their subcontractors, to the extent that such OSHA rule and requirements for federal contractors are ultimately implemented and enforced. Further, state and local governments in the United States and in international jurisdictions where we operate may implement vaccine mandates and it is not clear if such mandates will go into effect, or stay in effect; whether any will apply to all employees or only to employees who work in the office; and how compliance will be documented. Should such mandates apply to us, we may be required to implement a requirement that all of our employees get vaccinated, subject to limited exceptions. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and availability of our supply of raw materials and our results of operations and financial condition could be adversely affected.

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

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, increases to costs and potential delays from reliance on global suppliers and distribution networks, continue to perform on existing contracts, develop and deploy new technologies, and expand our marketing capabilities and sales organization.

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

In addition, independent suppliers offer non-original supplies (including imitation, refill and remanufactured alternatives), which are often available for lower prices but which can also offer lower print quality and reliability compared to our supplies. If our customers utilize these non-original supplies with our printers, it could adversely impact our operating results and may have a negative impact on our brand.

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
•
release of competitive products.

Our success in the market for the new products we develop will depend in part on our ability to prove our new products’ capabilities in a timely manner. Until demonstration, our customers may not believe that our products and/or technology have the capabilities they were designed to have or that we believe they have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a competitor, including another larger and more established company, may take longer than expected to make the decision to order our products, or may not have the budget or decision-making authority to purchase the product. Significant revenue from new product investments may not be achieved for a number of years, if at all. If the timing of our launch of new products and/or of our customers’ acceptance of such products is different than our assumptions, our revenue and results of operations may be adversely affected.

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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. As of December 31, 2021, one VAR had a 10% trade receivables balance. There were not any VARs that made up 10% or more of revenue for the year ended December 31, 2021. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition. Furthermore, accounts receivable payment periods were approximately 87 days for the year ended December 31, 2021. During that time, the VAR or distribution partner may default on its obligations or we may otherwise be unable to collect the payments due to us, which could adversely affect our results of operations and financial condition.

If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

As a result of supply chain disruptions and the rise of inflation, we have experienced increasing costs and supply shortages that intensified during the second half of 2021, and which are continuing into 2022. We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruptions, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.

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

Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, such as our FX20 system, which is the largest and most complex printer we have ever developed, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers and any component suppliers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Relatedly, certain of our components are sourced by a single supplier and, if the supply becomes disrupted as a result of insufficient quality, service delays or any other factor, our manufacturing efforts may be adversely affected. Any future design issues, unforeseen manufacturing problems, such as contamination of our or such third-party facilities, equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.

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

Our future performance depends on the continued services and contributions of our executive team and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. Such persons may resign at any time and the loss of their services could delay or prevent the successful implementation of our strategy, commercialization of new applications for our systems or other products, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. There is no assurance that if any senior executive or other key employee leaves in the future, we will be able to rapidly replace him or her and transition smoothly towards his or her successor, without any adverse impact on our operations.

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
•
As our manufacturing operations scale, so will our dependence on skilled labor at both in-house and third-party manufacturing facilities. If we are unable to obtain and maintain skilled labor resources, we may be unable to meet customer production demands; and
•
With scaling production volume, demand for our products may make up a significant percentage of global volume in select categories or commodities. Such commodities could be subject to large pricing swings due to the global political, legal and social environment and could cause our costs to exceed productions and associated revenues.

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

All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. We rely on third-party providers to conduct the tests that support our applications for most regulatory approvals for our products. As part of the certification process, our third-party contract manufacturers are subject to audit and must receive approvals from third parties providing such certifications. Failure to meet these certifications by our third-party contract manufacturers could adversely impact our business. Moreover, if our third-party contract manufacturers fail to timely and accurately conduct the tests supporting our applications for regulatory approvals, we may be unable to obtain the necessary domestic or foreign regulatory approvals or certifications to sell our products in certain jurisdictions. As a result, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed and our reputation and brand would suffer.

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
•
rapid changes in government, economic and political policies and conditions; and
•
political or civil unrest or instability, acts of war, terrorism or epidemics and other similar outbreaks or events.

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

Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In particular, on June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a member state of the EU on January 31, 2020. The implementation period began February 1, 2020 and continued until December 31, 2020, during which the U.K. continued to follow all of the EU’s rules, and the U.K.’s trading relationship remained the same. The U.K. and the EU have signed an EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and then formally entered into force on May 1, 2021 after being ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. Additionally, there is a risk that other countries may decide to leave the European Union. This uncertainty surrounding this transition not only potentially affects our business in the United Kingdom and the European Union, but also may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. In extreme cases, we could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruptions, our results of operations could be adversely affected. In addition, the armed conflicts involving Russia and Ukraine may have direct and indirect effects on global economic conditions and the stability of global financial markets, which could also have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the additive manufacturing industry has been, and may continue to be, litigious, particularly with respect to intellectual property claims. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements. Regardless of the outcome, litigation has resulted in the past, and may result in the future, in significant legal expenses and require significant attention and resources of management. As a result, any present or future litigation that may be brought against us by any third party could result in reputational harm, losses, damages, and expenses that may have a significant adverse effect on our financial condition.

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

We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In light of the conflicts between Russia and Ukraine, we may also be prohibited from engaging in transactions involving persons and entities located or headquartered in the so-called Donetsk and Luhansk People’s Republics (DNR and LNR). In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. For instance, recent amendments to the U.S. Export Administration Regulations (“EAR”) increased restrictions on exports to certain “military end-users” and for “military end-uses” by certain persons in Burma, Cambodia, China, Iraq, Russia, or Venezuela, which requires us to perform due diligence on customers and end-users in those countries for potential military connections.

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

We may be subject to environmental laws and regulations concerning the import and export of chemicals and hazardous substances including, without limitation, TSCA and REACH. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.

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

In addition to these laws, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate. These laws have prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Moreover, we maintain offices in the European Union (“EU”), specifically, Ireland, and we have customers located in various countries throughout the EU and the United Kingdom (“UK”). Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “GDPR”), and related member state implementing legislation, and to the UK’s Data Protection Act 2018 as well as the UK General Data Protection Regulation (collectively, “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK. Additionally, European Data Protection Law imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States. These transfers are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) or binding corporate rules. The Court of Justice of the European Union (the “CJEU”) recently deemed that these transfers need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. European regulators have issued recent guidance that imposes significant new diligence requirements on transferring data outside the EU. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost. Complying with EU and UK cross-border data rules is and will continue to be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU and/or UK, which would cause significant business disruption. The GDPR imposes sanctions for violations up to the greater of €20 million (up to £17.5 million for violations of the UK GDPR) and 4% of worldwide gross annual revenue, enables individuals to claim damages for violations and introduces the right for non-profit organizations to bring claims on behalf of data subjects.

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

We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of our products. While we have attempted to secure liability insurance coverage at an appropriate cost, it is impossible to adequately insure against all risks inherent in our industry, nor can we assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Our insurance policies also contain deductibles, limitations and exclusions, which increase our costs in the event of a claim. Even a partially uninsured claim of significant size, if successful, could have an adverse effect on our financial condition. In addition, we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, and our existing policies may be canceled or otherwise terminated by the insurer. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of our management’s time, and we may be forced to spend a substantial amount of money in that process. Substantial claims in excess of or not otherwise covered by indemnity or insurance could harm our financial condition and operating results.

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

To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation, regardless of merit, could be costly, time consuming, and distracting to management and key technical personnel, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

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

We are, have in the past and may in the future be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright and other intellectual property development and enforcement activity in our industry and relating to the additive manufacturing technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties (including non-practicing entities and patent holding companies) may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange (“NYSE”) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Annual Report on Form 10-K and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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
•
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for share repurchase transactions, warrant instruments, and performance based stock awards.

These material weaknesses resulted in audit adjustments to the following financial statement line items in our financial statements: operating expense, other expense, interest expense, other assets, other liabilities, additional paid in capital, treasury stock, retained earnings, note receivable—equity, and series D preferred stock. These adjustments were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Additionally, these material weaknesses resulted in audit adjustments to additional paid in capital and stock based compensation expense for the quarters ended June 30, 2021, September 30, 2021, and December 31, 2021. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of AONE, the entity we merged with at Closing, related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

We are in the process of designing and implementing controls and taking other actions to remediate the material weaknesses described above, including the following:

•
Hired additional accounting and IT personnel, including a new chief financial officer, hired in April 2021, to bolster our reporting, technical accounting and IT capabilities.
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

We have hired additional accounting and IT personnel, including the hiring of a new chief financial officer in April 2021, engaged third party resources to assist us in designing and implementing controls related to period-end financial reporting, segregation of duties, and IT general controls, and begun to implement appropriate segregation of duties in the operation of manual controls. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond December 31, 2022. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited following the Merger.

We have incurred substantial losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2021, we had federal NOL carryforwards of approximately $114.5 million, of which $15.0 million are subject to expire at various times beginning in 2033, and $99.5 million that have no expiration date and will be carried forward indefinitely. We also had state NOL carryforwards of approximately $61.6 million that will begin to expire in 2033, unless previously utilized. On December 31, 2021, we had federal and state research and development credit carryforwards of approximately $2.5 million and $1.6 million, respectively. The research and development credit carryforwards will begin expiring in 2030, unless previously utilized.

Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Because we have had no taxable income in prior years, we do not anticipate carrying back any of our net operating losses. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it will harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
•
developments involving our competitors;
•
changes in laws and regulations affecting our business;
•
variations in our operating performance and the performance of our competitors in general;
•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
publication of research reports by securities analysts about us or our competitors or our industry;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
actions by stockholders;
•
additions and departures of key personnel;
•
commencement of, or involvement in, litigation involving the combined company;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our Common Stock available for public sale; and
•
general economic and political conditions, including but not limited to the COVID-19 pandemic, global supply chain disruptions, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

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

If analysts do not continue to publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.

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

14,666,667 shares of our Common Stock may be issued (the “Markforged Earnout Shares”) upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 11 to our consolidated financial statements), and additional shares may be issued upon exercise of the outstanding warrants to purchase shares of our Common Stock. To the extent such additional shares of our Common Stock are issued, it will result in dilution to the holders of our Common Stock and an increase to the number of shares eligible for resale in the public market. Sales, or the potential for sales, of substantial numbers of such shares in the public market could increase the volatility of and/or adversely affect the market price of our Common Stock.

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

These provisions may impose additional litigation costs on stockholders in pursuing any such claims and have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the Federal District Courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

The private placement warrants issued to the Sponsor and the Markforged Earnout Shares, are accounted for as liabilities recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Under U.S. GAAP, we are required to evaluate our warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the warrants contain provisions requiring liability classification. Therefore, we are accounting for the warrants as a warrant liability and recorded that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in an approximately 36,000 square foot facility that we lease at 480 Pleasant Street, Watertown, Massachusetts 02472. The lease of this facility expires in July 2028. We lease another 32,000 square foot facility at 85 School Street, Watertown, Massachusetts 02472. The lease of that facility expires in July 2028. In addition, we lease a 47,000 square foot facility at 4 Suburban Park Drive, Billerica, Massachusetts 10821. The Billerica facility lease expires May 2029. We entered into a lease for a 120,681 square foot facility located at 60 Tower Road, Waltham, Massachusetts 02451, which will become our corporate headquarters. The lease of this facility will begin on April 1, 2022 and expire on September 30, 2031. We believe that our facilities are adequate for our current needs and, should the company need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time we are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these other legal matters (including the matter involving Continuous Composites Inc., which is described in Note 14 to our consolidated financial statements and incorporated herein by reference) will have a material adverse effect on our results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and warrants are listed on the New York Stock Exchange under the symbols “MKFG” and “MKFG.WS”, respectively.

Stockholders

As of March 31, 2022, there were 61 holders of record of our Common Stock and 7 holders of record of our warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our warrants is greater than the number of record holders and includes stockholders of our warrants whose Common Stock or warrants are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future, instead anticipating that all of our earnings for the foreseeable future will be used for the operation and growth of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, capital requirements, growth plans, any contractual and legal restrictions on our payment of dividends, and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2021 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references in this section to “Markforged,” “we,” “us,” “our” and other similar terms refer to Markforged Holding Corporation and its subsidiaries after giving effect to the Merger. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $91.2 million and $71.9 million for the years ended December 31, 2021 and 2020, respectively, and incurred net profit of $3.9 million including $65.2 million of non-cash mark-to-market gains, and net loss of $18.0 million for those same years. As of December 31, 2021, we had an accumulated deficit of $75.7 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to continue to incur additional general and administrative expenses associated with operating as a public company. In addition, we will incur substantial additional spending to build out the global footprint of our sales network, continue investing in research and development to accelerate product innovation, and fund inorganic growth opportunities.

Recent Developments

Merger agreement

On February 23, 2021, one, a Cayman Islands exempted company (“AONE”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caspian Merger Sub Inc., a wholly owned subsidiary of AONE (“Merger Sub”), and MarkForged, Inc. (“Legacy Markforged”), pursuant to which (i) AONE would deregister as a Cayman Islands company and domesticate as a corporation in the State of Delaware and would be renamed “Markforged Holding Corporation” (the “Domestication”) and (ii) Merger Sub would merge with and into Legacy Markforged with Legacy Markforged surviving as a wholly owned subsidiary of Markforged Holding Corporation (the “Merger”). AONE's shareholders approved the transactions contemplated by the Merger Agreement on July 13, 2021, and the Domestication and the Merger were completed on July 14, 2021.

Cash proceeds of the Merger were funded through a combination of AONE’s $132.5 million of cash held in trust (after redemptions of $64.2 million) and an aggregate of $210.0 million in fully committed common stock transactions at $10.00 per share. Upon closing of the Merger (the “Closing”), Legacy Markforged repurchased shares of common stock from certain of its stockholders, for a total value of $45.0 million of cash on hand (the “Employee Transactions”). Total net proceeds upon the Closing, net of the Employee Transactions and transaction costs paid at the Closing of $27.1 million, were $288.8 million.

Impact of the COVID-19 Pandemic and Global Supply Chain Disruption

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

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. However, OSHA withdrew the ETS on January 26, 2022 as an enforceable emergency temporary standard following the Supreme Court’s granting of a stay of its enforcement. OSHA explicitly did not withdraw the ETS as a proposed rule, such that it is possible that a permanent rule regarding COVID-19 vaccination and testing requirements will ultimately be issued by OSHA following a formal rulemaking process. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). These requirements for federal contractors have been the subject of multiple lawsuits and enforcement has been enjoined nationwide, with appeals from those decisions pending in multiple federal appellate courts. It is not currently possible to predict the impact on the Company of a permanent OSHA rule, or the requirements for government contractors and their subcontractors, to the extent that such OSHA rule and requirements for federal contractors are ultimately implemented and enforced. Further, state and local governments in the United States and in international jurisdictions where we operate may implement vaccine mandates and it is not clear if such mandates will go into effect, or stay in effect; whether any will apply to all employees or only to employees who work in the office; and how compliance will be documented. Should such mandates apply to us, we may be required to implement a requirement that all of our employees get vaccinated, subject to limited exceptions. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and availability of our supply of raw materials and our results of operations and financial condition could be adversely affected.

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

For more information on operations and risks related to the pandemic and global supply chain disruptions, please see the section of this Annual Report on Form 10-K titled “Risk Factors — General Risk Factors, The global COVID-19 pandemic has significantly affected our business and operations”.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and premium software subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (which we also refer to as “Success Plans”) and premium software subscriptions. The Success Plan revenue stream primarily consists of hardware maintenance services generally realized over a period of one to three years. Premium software subscriptions relate to certain cloud software solutions sold separately from our standard cloud-based software platform offering that is fully integrated with our hardware. Recurring revenue was 29% and 27% of total revenue for the years ended December 31, 2021 and 2020, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

Go to market

We believe that we are in a strong position within the industry with our accessible solutions that offer users design flexibility and industrial strength parts. Accordingly, we continue to invest in operations and sales channels necessary to scale out business and continue to gain market share and open new market opportunities. We have proven an ability to design, manufacture, and distribute products through channels that provide a high value to customers at gross margins higher than many of our competitors. In addition to our go to market strategy, our integrated platform of hardware, software and consumables has been core to our success and we will continue to drive value through research and development as we introduce smarter and more adaptive technology that is expected to improve our integrated platform and, ultimately, the value provided by our 3D printers. We believe these investments are critical to achieve long-term scalability, but expect the near term impacts will be a muting of our short term profitability.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented.

Comparison of the year ended December 31, 2021 and 2020

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$91,221	$71,851	$19,370	27%
Cost of revenue	38,368	29,921	8,447	28%
Gross profit	52,853	41,930	10,923	26%
Operating expense
Sales and marketing	35,966	22,413	13,553	60%
Research and development	32,155	17,176	14,979	87%
General and administrative	45,772	20,080	25,692	128%
Total operating expense	113,893	59,669	54,224	91%
Loss from operations	(61,040)	(17,739)	(43,301)	244%
Change in fair value of warrant liabilities	1,808	(175)	1,983	NM
Change in fair value of contingent earnout liability	63,407	—	63,407	100%
Other expense	(265)	(9)	(256)	NM
Interest expense	(16)	(98)	82	(84)%
Interest income	17	147	(130)	(88)%
Profit (loss) before income taxes	3,911	(17,874)	21,785	(122)%
Income tax (benefit) expense	56	111	(55)	(50)%
Net profit (loss) and comprehensive income (loss)	$3,855	$(17,985)	$21,840	(121)%
__________________
NM — Not meaningful

Revenue, cost of revenue, and gross margin

We earn revenue from the sale of hardware, consumables, and service contracts. The hardware revenue stream includes 3D composite printers, 3D metal printers, and sintering furnaces. The consumables revenue stream includes chopped fiber materials, metals, and continuous fiber used by customers as print media. The services revenue stream primarily consists of warranty and maintenance contracts and software subscriptions.

The following table sets forth the changes in the components of gross margin for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$91,221	$71,851	$19,370	27%
Cost of revenue	38,368	29,921	8,447	28%
Gross profit	52,853	41,930	10,923	26%
Gross margin	58%	58%	—	—

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Hardware	$64,974	$52,119	$12,855	25%
Consumables	19,567	15,498	4,069	26%
Services	6,680	4,234	2,446	58%
Total Revenue	$91,221	$71,851	$19,370	27%

Consolidated revenue for the year ended December 31, 2021 was $91.2 million compared with prior year revenue of $71.9 million representing an increase of 27%, predominantly driven by an increase in hardware revenue as well as consumables revenue.

Hardware revenue increased approximately 25% for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by more hardware units of our industrial composite and metal printers sold. Consumables revenue increased 26% primarily driven by the increase in material utilization by active printers in the field, the incremental volume as a result of new printer sales, and the return of certain printers to active duty following inactivity caused by the COVID-19 pandemic. Service revenue increased 58% primarily driven by an increase in the number of hardware units sold, which have a warranty and maintenance contract, as well as the introduction of software subscription services, including Eiger Fleet and Blacksmith.

Cost of revenue and gross profit

Consolidated cost of revenue for the year ended December 31, 2021 was $38.4 million compared with cost of revenue of $29.9 million for the year ended December 31, 2020 representing an increase of 28%, primarily due to an increase in the volume and cost of mechanical and electronic components and labor to support increased hardware sales, offset by efficiencies in hardware production. The increased costs were largely driven by the labor shortages and supply chain constraints that were prevalent in the market throughout 2021. Gross profit for the year ended December 31, 2021 was $52.9 million compared with gross profit of $41.9 million for the year ended December 31, 2020 representing an increase of 26%. Gross profit margin for the years ending December 31, 2021 and 2020 was 58%.

Operating expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021		2020		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$35,966	39%	$22,413	31%	$13,553	60%
Research and development	32,155	35%	17,176	24%	14,979	87%
General and administrative	45,772	50%	20,080	28%	25,692	128%
Total operating expenses	$113,893	125%	$59,669	83%	$54,224	91%

Sales and marketing expenses increased 60% for the year ended December 31, 2021, primarily due to an increase in headcount and related costs of $3.0 million, external contractor costs of $3.0 million, advertising expense of $3.0 million, and stock-based compensation expense of $1.6 million. There was also an increase in trade show participation and related expenses of $0.8 million. The increase in sales and marketing expense is directly correlated to our growth strategy as additional personnel, contractors, and advertising efforts were deployed to increase sales and brand recognition.

Research and development expenses increased 87% for the year ended December 31, 2021 primarily due to an increase in headcount and related costs of $6.0 million, stock-based compensation of $3.8 million, prototype research and development costs of $1.8 million, and external contractor costs of $1.1 million. The increase in research and development expenses is directly related to the continued investment in product growth and development. The latest product introduced to the public, the FX20 industrial 3D printer, debuted in November 2021.

General and administrative expenses increased 128% in the year ended December 31, 2021 primarily due to an increase in headcount and related costs of $6.4 million and stock-based compensation expense of $10.8 million. These increases were driven by additions to our management team to position the company for future growth and additional key personnel to support our public company infrastructure. There were various other expenses incurred due to the Merger, including an increase in legal fees of $3.0 million, contractor expenses of $2.0 million, and transaction expenses of $2.0 million related to our public offering.

Change in fair value of warrant liabilities and contingent earnout liability, and other expense

The following table sets forth the fair value changes and other expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Change in fair value of warrant liabilities	$1,808	$(175)	$1,983	NM
Change in fair value of contingent earnout liability	63,407	—	63,407	100%
Other expense	(265)	(9)	(256)	NM
_________________
NM — Not meaningful

Fair value of derivative liabilities decreased creating additional income of $65.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily related to the change in fair value of the derivative liability for the earnout shares of $63.4 million, calculated as the change in value between the Closing of $123.1 million and the value as of December 31, 2021 of $59.7 million. The change in fair value of the Private Placement Warrants (as defined below) issued since the Closing was $3.1 million. The changes in fair value directly correlate with the change in the Company's common stock price between the Closing date of July 14, 2021 and December 31, 2021. The offsetting change of $1.3 million is due to the increase in fair value of the warrants held prior to the Merger.

The increase in other expense was primarily due to the $0.1 million increase in foreign exchange loss driven by the increase of sales to foreign countries, and a $0.1 million increase in franchise tax.

Provision for income taxes

We recorded a de minimis provision for income taxes for both the years ended December 31, 2021 and 2020.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, has been useful in evaluating the performance of our business. However, we intend to stop using Adjusted EBITDA as a financial measure beginning in 2022.

We define EBITDA, a non-GAAP financial measure used in calculating Adjusted EBITDA, as net profit (loss) and comprehensive income (loss) less interest income, interest expense, income tax expense, and depreciation and amortization expense. We define Adjusted EBITDA, a non-GAAP financial measure, as EBITDA less stock-based compensation expense, net change in fair value of warrant liabilities and contingent earnout liabilities, and non-recurring transaction costs.

We have historically monitored Adjusted EBITDA as a measure of our overall business performance, which enables us to analyze our performance without the effects of non-cash items and one-time charges. While we believe that Adjusted EBITDA has historically been useful in evaluating our business, Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool. Adjusted EBITDA can be useful in evaluating our performance by eliminating the effect of financing, capital expenditures, and non-cash expenses such as stock-based compensation, however, we may incur such expenses in the future which could impact future results. We also believe that the presentation of the non-GAAP financial measures in this Annual Report on Form 10-K provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces the usefulness of this measure as a tool for comparison.

A summary of our cash flows from operating, investing and financing activities is provided below. We recommend that you review the reconciliation of Adjusted EBITDA to net profit (loss) and comprehensive income (loss), the most directly comparable GAAP financial measures, and that you not rely on any single financial measure to evaluate our business.

Adjusted EBITDA

	For the Year Ended December 31,
(dollars in thousands)	2021	2020
Net profit (loss) and comprehensive income (loss)	$3,855	$(17,985)
Interest income	(17)	(147)
Interest expense	16	98
Income tax expense	56	111
Depreciation and amortization	1,720	1,795
EBITDA	$5,630	$(16,128)
Stock compensation expense	18,930	2,569
Change in fair value of warrant liabilities	(1,808)	175
Change in fair value of contingent earnout liability	(63,407)	—
Transaction costs expensed	1,996	—
Adjusted EBITDA	$(38,659)	$(13,384)

Liquidity and Capital Resources

We have historically funded our primary operations through the sale of convertible preferred stock offerings, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had a cash and cash equivalents balance of $288.6 million as of December 31, 2021. We incurred net profit of $3.9 million, including $65.2 million of non-cash mark-to-market gains, and net loss of $18.0 million for the years ended December 31, 2021 and 2020, respectively.

As noted in the “Recent Developments” section, we completed the Merger with AONE in 2021. At Closing we received $288.8 million in cash, which we expect to provide funding for the build out of the global footprint of our sales network, continued investing in research and development to accelerate product innovation, as well as the potential funding of inorganic growth opportunities.

Our material cash requirements from known contractual and other obligations relate to minimum operating lease obligations as of December 31, 2021 that are as follows: 2022 - $5.5 million; 2023 - $8.3 million; 2024 - $7.5 million; 2025- $7.6 million; 2026 - $7.8 million; and subsequent years - $31.4 million.

Currently we generate negative operating cash flows as we pursue further business growth. Our cash and cash equivalents balance as of December 31, 2021 of $288.6 million is more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing for this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the years ended December 31, 2021 and 2020

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Year Ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Net cash used in operating activities	$(45,702)	$(6,459)	$(39,243)	608%
Net cash used in investing activities	(3,788)	(522)	(3,266)	626%
Net cash provided by financing activities	279,378	5,928	273,450	NM
Net change in cash and cash equivalents	$229,889	$(1,053)	$230,942	NM
_________________
NM — Not meaningful

Cash flow from operations

Net cash used in operating activities for the years ended December 31, 2021 and 2020 was $45.7 million and $6.5 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Operating cash flows before working capital	$(38,300)	$(12,818)
Changes in working capital	(7,401)	6,359

The changes in working capital for the year ended December 31, 2021 were due to the growth of the business which caused increases in accounts receivable of $10.4 million, inventory of $4.0 million, and prepaid expenses of $2.4 million. Offsetting these asset increases were increases in accounts payable and accrued expenses of $7.3 million and deferred revenue of $0.9 million.

The change in working capital for the year ended December 31, 2020 was primarily attributable to deferred revenue increasing by approximately $5.0 million due to a significant sale in the fourth quarter.

Cash flow from investing activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $3.8 million and $0.5 million, respectively. The increase in cash used of $3.3 million was primarily due to an increase in investments in property and equipment as we continue to grow and invest in machinery and equipment, as well as headcount related costs such as computers and software.

Cash flow from financing activities

Cash provided by financing activities was $279.4 million and $5.9 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash provided of $273.4 million was primarily due to the net cash proceeds related to the Merger. At Closing we received $288.8 million in cash, compared with the $5.0 million proceeds received in April 2020 related to our borrowings under the PPP Loan program.

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

We considered all objective and subjective factors that we believed to be relevant for each valuation conducted in accordance with the AICPA’s Practice Aid, including our best estimate of our business condition, prospects, operating performance, and potential future outcomes as of each valuation date. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock. Subsequent to closing the Merger discussed in this Annual Report on Form 10-K we will no longer have a need to rely on such complex valuation estimates and will rely on observable market prices to determine the fair value of our common stock.

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

We evaluated the Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” Such a provision precludes us from classifying the Private Placement Warrants in stockholders’ equity. As the Private Placement Warrants meet the definition of a derivative, we recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive income (loss) at each reporting date. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder, and therefore the Public Warrants are not precluded from being considered indexed to our stock and were recognized at fair value in stockholders’ equity at Closing.

Contingent Earnout Liability

The contingent obligations to issue Markforged Earnout Shares in respect of Legacy Markforged common stock and release from lock-up Sponsor Earnout Shares, are accounted for as liability classified instruments in accordance with Accounting Standards Codification ("ASC") Topic 815-40, as the Earnout Triggering Events that determine the number of Sponsor and Markforged Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of our Common Stock. The liability was recognized at the Closing and is subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss). The valuation of the Markforged Earnout Shares and the surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available.

Markforged Earnout Shares issuable to employees with vested equity awards and Earnout RSUs are considered a separate unit of account from the Markforged Earnout Shares issuable in respect of Legacy Markforged common stock and are accounted for as equity classified stock compensation. The Markforged Earnout Shares issuable to employees with vested equity awards are fully vested upon issuance, thus there is no requisite service period and the value of these shares is recognized as a one-time stock compensation expense for the grant date fair value. Earnout RSUs are contingent upon an employee completing a service vesting condition, and as such, reflect a transaction in which we acquire employee services by offering to issue our shares, the amount of which is based in part on the share price of our Common Stock. Expense related to Earnout RSUs is recognized ratably over the requisite service period for the Earnout RSUs. The fair value of the earnout will increase or decrease uniformly with the current price of our publicly traded common stock.

Recent accounting pronouncements

Refer to Note 3 of Markforged’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the recent accounting pronouncements adopted and not yet adopted by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Internal control over financial reporting

In connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, Markforged management identified material weaknesses in our internal controls. See the section titled “Risk Factors, — We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.”

JOBS Act accounting election

Markforged Holding Corporation is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to delay adopting new or revised accounting standards until those standards apply to private companies. Markforged Holding Corporation intends to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date Markforged Holding Corporation (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. Accordingly, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

Markforged Holding Corporation intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger Transaction on July 14, 2021, pursuant to which we acquired Markforged, Inc. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal control over financial reporting for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021.

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

We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for share repurchase transactions, warrant instruments, and performance based stock awards.

These material weaknesses resulted in audit adjustments to the following financial statement line items in the historical Markforged financial statements: operating expense, other expense, interest expense, other assets, other liabilities, additional paid in capital, treasury stock, retained earnings, note receivable—equity, and series D preferred stock. These adjustments were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Additionally, these material weaknesses resulted in audit adjustments to additional paid in capital and stock based compensation expense for the quarters ended June 30, 2021, September 30, 2021, and December 31, 2021. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of AONE, the entity we merged with as part of the July 14, 2021 merger agreement related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weaknesses

We are in process of designing and implementing controls and taking other actions to remediate the material weaknesses described above, including the following:

We have hired additional accounting and IT personnel, including a new chief financial officer hired in April 2021, to bolster our reporting, technical accounting and IT capabilities. Additionally, we are in the process of designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

We have adopted a code of business conduct and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.markforged.com under the Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Markforged Holding Corporation, 480 Pleasant Street, Watertown, MA 02472.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits: The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report are listed in the Exhibit Index below. The exhibits listed in the Exhibits Index are incorporated by reference herein.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of February 23, 2021, by and among the Company, Caspian Merger Sub Inc., and MarkForged, Inc. (incorporated by reference to Annex A to Markforged Holding Corporation’s Form S-4 filed on June 4, 2021).

3.1	Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
3.2	Bylaws of Markforged Holding Corporation (incorporated by reference to Exhibit 3.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
4.1

Warrant Agreement, dated August 17, 2020, between one and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to one’s Registration Statement on Form S-4/A filed June 4, 2021).

4.2	Specimen Common Stock Certificate of Markforged Holding Corporation (incorporated by reference to Exhibit 4.5 to one’s Registration Statement on Form S-4/A filed June 4, 2021).
4.3*	Description of Securities.
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
10.2

Registration Rights Agreement, dated as of July 14, 2021, by and among Markforged Holding Corporation, A-star, certain affiliates of A-star and certain former stockholders of MarkForged, Inc. (incorporated by reference to Exhibit 10.5 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.3

2021 Stock Option and Incentive Plan of Markforged Holding Corporation and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Markforged Holding Corporation’s Quarterly Report on Form 10-Q filed November 15, 2021).

10.4

Lock-up Agreement, dated as of July 14, 2021, by and between Markforged Holding Corporation, Inc. and the undersigned parties thereto (incorporated by reference to Exhibit 10.8 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.5	Non-Employee Director Compensation Policy (incorporated by referenced to Exhibit 10.9 to Markforged Holding Corporation’s Current Report on From 8-K filed July 20, 2021).
10.6	2021 Employee Stock Purchase Plan (incorporated by referenced to Exhibit 10.10 to Markforged Holding Corporation’s Current Report on From 8-K filed July 20, 2021).
10.7	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.11 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
10.8

First Amendment to Lease dated December 7, 2021, by and between 900 Middlesex Property Owner, LLC and MarkForged, Inc. (incorporated by reference to Exhibit 10.11 to Markforged Holding Corporation’s Current Report on Form 8-K filed December 13, 2021).

10.9

Consent to Assignment and Fifth Amendment dated as of December 17, 2021 by and Between MarkForged, Inc., 1265 Main Office Subsidiary LLC and Clarks Americas, Inc. (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed December 22, 2021).

10.10

Assignment and Assumption Agreement dated as of December 17, 2021 by and between MarkForged, Inc. and Clarks America’s Inc. (incorporated by reference to Exhibit 10.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed December 22, 2021).

10.11

Lease dated as of April 30, 2015 by between 1265 Main Office Subsidiary LLC and Clarks Americas, Inc. (including the First Amendment to Lease dated as of July 11, 2016, the Second Amendment to Lease dated as of January 17, 2017, the Third Amendment to Lease dated as of May 21, 2020, and the Fourth Amendment to Lease dated as of January 28, 2021) (incorporated by reference to Exhibit 10.3 to Markforged Holding Corporation’s Current Report on Form 8-K filed December 22, 2021).

10.12*	Transition Agreement by and between Markforged Holding Corporation and David Benhaim, dated as of January 10, 2022.
21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Markforged Holding Corporation

Date: March 31, 2022	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Shai Terem, Mark Schwartz and Stephen Karp, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Masarek	Director and Chairman of the Board	March 31, 2022
Alan Masarek

/s/ Shai Terem	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2022
Shai Terem

/s/ Mark Schwartz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Mark Schwartz

/s/ Edward T. Anderson	Director	March 31, 2022
Edward T. Anderson

/s/ Michael Medici	Director	March 31, 2022
Michael Medici

/s/ Paul Milbury	Director	March 31, 2022
Paul Milbury

/s/ Carol Meyers	Director	March 31, 2022
Carol Meyers

/s/ Kevin Hartz	Director	March 31 2022
Kevin Hartz

/s/ Antonio Rodriguez	Director	March 31, 2022
Antonio Rodriguez

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Markforged Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Markforged Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of changes in convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2022

We have served as the Company’s auditor since 2019.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

(In thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$288,603	$58,715
Accounts receivable, net	26,777	16,601
Inventory	10,377	6,553
Prepaid expenses	3,921	1,496
Other current assets	511	1,373
Total current assets	330,189	84,738
Property and equipment, net	6,349	4,281
Other assets	776	584
Total assets	$337,314	$89,603
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$11,403	$3,369
Accrued expenses	7,411	8,168
Deferred revenue	6,288	6,196
Other current liabilities	310	300
Total current liabilities	25,412	18,033
Long-term debt	—	5,022
Long-term deferred revenue	3,742	2,905
Deferred rent	1,623	1,073
Contingent earnout liability	59,722	—
Other liabilities	2,646	545
Total liabilities	93,145	27,578
Commitments and contingencies (Note 14)
Convertible preferred stock (Note 9)	—	137,497
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 and 183,300,000 shares authorized on December 31, 2021 and 2020; 185,993,058 and 39,510,108 shares issued on December 31, 2021 and 2020, respectively	19	4
Additional paid-in capital	319,859	5,538
Treasury stock, 0 and 483,479 shares on December 31, 2021 and 2020, respectively	—	(1,450)
Accumulated deficit	(75,709)	(79,564)
Total stockholders’ equity (deficit)	244,169	(75,472)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$337,314	$89,603

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2021 and 2020

(In thousands, except share data)

	Year Ended December 31,
	2021	2020
Revenue	$91,221	$71,851
Cost of revenue	38,368	29,921
Gross profit	52,853	41,930
Operating expenses
Sales and marketing	35,966	22,413
Research and development	32,155	17,176
General and administrative	45,772	20,080
Total operating expenses	113,893	59,669
Loss from operations	(61,040)	(17,739)
Change in fair value of warrant liabilities	1,808	(175)
Change in fair value of contingent earnout liability	63,407	—
Other expense	(265)	(9)
Interest expense	(16)	(98)
Interest income	17	147
Profit (loss) before income taxes	3,911	(17,874)
Income tax (benefit) expense	56	111
Net profit (loss) and comprehensive income (loss)	$3,855	$(17,985)
Deemed dividend - redemption of common stock	—	(826)
Net income (loss) attributable to common stockholders	3,855	(18,811)
Weighted average shares outstanding - basic	108,088,115	38,336,659
Weighted average shares outstanding - diluted	113,963,424	38,336,659
Net profit (loss) per share - basic	$0.04	$(0.49)
Net profit (loss) per share - diluted	$0.03	$(0.49)

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Note	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)	Total
December 31, 2019	107,452,541	$136,797	37,385,121	$4	$2,008	233,007	$(624)	$(170)	$(61,579)	$(60,361)	$76,436
Exercise of common stock options	—	—	2,124,987	—	961	—	—	170	—	1,131	1,131
Repurchase of common stock	—	—	—	—	—	250,472	(826)	—	—	(826)	(826)
Stock-based compensation expense	—	—	—	—	2,569	—	—	—	—	2,569	2,569
Exercise of Series D warrants	140,260	700	—	—	—	—	—	—	—	—	700
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(17,985)	(17,985)	(17,985)
December 31, 2020	107,592,801	$137,497	39,510,108	$4	$5,538	483,479	$(1,450)	$—	$(79,564)	$(75,472)	$62,025
Exercise of common stock options	—	—	2,020,709	—	1,967	—	—	—	—	1,967	1,967
Stock vested under compensation plan	—	—	106,800	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,881	—	—	—	—	11,881	11,881
Exercise of Series D warrants	110,212	550	—	—	—	—	—	—	—	—	550
Exercise of common stock warrants	—	—	179,572	—	1,793	—	—	—	—	1,793	1,793
Conversion of convertible preferred stock into common stock upon reverse recapitalization	(107,703,013)	(138,047)	107,703,013	11	138,036	—	—	—	—	138,047	—
Retirement of treasury stock upon reverse recapitalization	—	—	(483,479)	—	(1,450)	(483,479)	1,450	—	—	—	—
Repurchase of common stock upon reverse recapitalization	—	—	(4,499,998)	—	(45,000)	—	—	—	—	(45,000)	(45,000)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	20,456,333	2	113,176	—	—	—	—	113,178	113,178
Issuance of common stock related to PIPE Investment	—	—	21,000,000	2	209,998	—	—	—	—	210,000	210,000
Recognition of derivative liability related to earnout	—	—	—	—	(123,129)	—	—	—	—	(123,129)	(123,129)
Earnout stock-based compensation expense	—	—	—	—	7,049	—	—	—	—	7,049	7,049
Net profit and comprehensive income	—	—	—	—	—	—	—	—	3,855	3,855	3,855
December 31, 2021	—	$—	185,993,058	$19	$319,859	—	$—	$—	$(75,709)	$244,169	$244,169

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

(In thousands, except share data)

	Year Ended December 31,
	2021	2020
Operating Activities:
Net profit (loss)	3,855	$(17,985)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	1,720	1,795
Provision for doubtful accounts	263	591
Reserve for excess and obsolete inventory	151	37
Change in fair value of warrant liabilities	(1,808)	175
Change in fair value of contingent earnout liability	(63,407)	—
Stock-based compensation expense	18,930	2,569
Transaction costs expensed	1,996	—
Changes in operating assets and liabilities
Accounts receivable	(10,439)	967
Inventory	(3,975)	(808)
Prepaid expenses	(2,425)	(333)
Other current assets	862	840
Other assets	(191)	49
Accounts payable and accrued expenses	7,277	852
Other current liabilities	10	(366)
Deferred rent	550	100
Deferred revenue	929	5,058
Net cash used in operating activities	(45,702)	(6,459)
Investing Activities:
Purchases of property and equipment	(3,788)	(640)
Proceeds from sale and disposal of fixed assets	—	118
Net cash used in investing activities	(3,788)	(522)
Financing Activities:
(Repayments) proceeds of debt obligations	(5,022)	5,022
Proceeds from Merger	132,926	—
Proceeds from PIPE investment	210,000	—
Repurchase of common stock	(45,000)	(826)
Payment of transaction costs for the Merger	(16,043)	—
Proceeds from exercise of Series D warrants	550	700
Proceeds from the exercise of common stock options	1,967	1,131
Taxes paid related to net share settlement of equity awards	—	(98)
Principal repayments of capital lease obligations	—	(1)
Net cash provided by financing activities	279,378	5,928
Net change in cash and cash equivalents	229,888	(1,053)
Cash and cash equivalents
Beginning of year	58,715	59,768
End of period	$288,603	$58,715
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$84
Supplemental disclosure of Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$532	$—
Recognition of contingent earnout liability related to earnout shares	123,129	—
Recognition of one public warrant acquired as part of the Merger in additional paid-in capital	9,729	—
Recognition of private placement warrant liability upon Merger	5,702	—
Exercise of common stock warrants, net of shares withheld for exercise	1,793	—
Conversion of convertible preferred stock into common stock upon reverse recapitalization	138,047	—

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Nature of the Business, and Risks and Uncertainties

Organization and Nature of Business

Unless otherwise indicated or the context otherwise requires, references to the “Company” and “Markforged” refer to the consolidated operations of Markforged Holding Corporation and its subsidiaries. References to “AONE” refer to the company prior to the consummation of the Merger and references to “Legacy Markforged” refer to MarkForged, Inc. and its consolidated subsidiaries prior to the consummation of the Merger.

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

On February 23, 2021, one, a Cayman Islands exempted company (“AONE”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caspian Merger Sub Inc., a wholly owned subsidiary of AONE (“Merger Sub”), and Legacy Markforged, pursuant to which (i) AONE would deregister as a Cayman Islands company and domesticate as a corporation in the State of Delaware and would be renamed “Markforged Holding Corporation” (the “Domestication”) and (ii) Merger Sub would merge with and into Legacy Markforged with Legacy Markforged surviving as a wholly owned subsidiary of Markforged Holding Corporation (the “Merger”). AONE’s shareholders approved the transactions contemplated by the Merger Agreement on July 13, 2021, and the Domestication and the Merger were completed on July 14, 2021 (the “Closing”).

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

Risks and Uncertainties

COVID-19 has had an impact on the Company’s results, since the second quarter of 2020, and the Company is unable to predict the ultimate impact that the virus may have on the business, future results of operations, financial position or cash flows. Further, the COVID-19 impact on the Company is largely dependent on future developments and subsequent government responses. The Company identified potential risks to the business to include certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, and long-lived assets. As of and for the year ended December 31, 2021, these risks were assessed and had no material impact on the realizability of accounts receivables, inventories, long- lived assets or the related estimates used in the Company’s consolidated financial statements. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

The Company has funded its operations to date primarily through the sale of convertible preferred stock, the proceeds from the Merger, including the sale of common stock, and the sale of its products. Management believes that existing cash will be sufficient to fund operating and capital expenditure requirements through at least one year after the date these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

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

At the Closing, eligible Legacy Markforged equity holders received or had the right to receive shares of the Company’s Common Stock, par value $0.0001 (“Common Stock”) at a deemed value of $10.00 per share after giving effect to the exchange ratio of approximately 0.9522514 as defined in the Merger Agreement (the “Exchange Ratio”). Accordingly, immediately following the consummation of the Merger, Legacy Markforged common stock (after giving effect to the conversion of convertible preferred stock to Legacy Markforged common stock and the impact of the Employee Transactions) exchanged into 143,795,504 shares of Common Stock, 18,434,577 shares were reserved for the issuance of Common Stock upon the potential future exercise of Legacy Markforged stock options that were exchanged into Markforged stock options, and 24,065,423 shares of Common Stock were reserved for the potential future issuance of stock options and restricted stock units and 16,066,667 shares of Common Stock and restricted stock units were reserved for the potential future issuance upon achievement of certain earnout conditions described in the Merger Agreement.

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

The Merger is accounted for as a reverse recapitalization under accounting principles generally accepted in the United States (“GAAP”). This determination is primarily based on Legacy Markforged stockholders comprising a relative majority of the voting power of Markforged and having the ability to nominate the members of the Board, Legacy Markforged’s operations prior to the acquisition comprising the only ongoing operations of Markforged, and Legacy Markforged’s senior management comprising a majority of the senior management of Markforged. Under this method of accounting, AONE is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Markforged represent a continuation of the financial statements of Legacy Markforged with the Merger being treated as the equivalent of Markforged issuing stock for the net assets of AONE, accompanied by a recapitalization. The net assets of AONE are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Markforged. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Additionally, upon the consummation of the Merger, the Company issued 41,456,333 shares of Common Stock for the previously issued AONE common stock and PIPE Shares that were outstanding at the Closing Date.

In connection with the Merger, the Company raised $360.9 million of proceeds including the contribution of $215.1 million of cash held in AONE’s trust account from its initial public offering, net of redemptions of AONE public stockholders of $64.2 million, and $210.0 million of cash in connection with the PIPE financing. The Company incurred $34.5 million of transaction costs, consisting of banking, legal, and other professional fees, of which $18.5 million were incurred by AONE and paid from AONE's trust account at closing and $16.0 million incurred by Legacy Markforged. Of the total transaction costs, $2.0 million was recognized as an expense in the consolidated statements of operations as part of general and administrative expenses and the balance was a reduction to additional paid-in capital.

Note 3. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s fiscal year end is December 31 and, unless otherwise stated, all years and dates refer to the fiscal year.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Out-of-period Adjustments

In the fourth quarter of 2021, the Company recorded immaterial out-of-period adjustments primarily related to an error in the recognition of stock-based compensation expense of certain RSUs recorded in the second and third quarters of 2021. This resulted in a net $1.6 million increase to stock-based compensation and additional paid in capital for the quarter ended December 31, 2021 with no net impact on the year ended December 31, 2021. Management has determined that this misstatement was not material to any of its previously issued financial statements.

Reporting Currency

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are their respective local currencies. The effect of foreign currency translation was immaterial for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include allowance for doubtful accounts, reserve for excess and obsolete inventory, fair value of contingent earnout liability, fair value of earnout share awards, fair value of the private placement warrant liability and assumptions in revenue recognition. Actual results could differ from those estimates.

Treasury Stock

Treasury stock is accounted for using the cost method, with the purchase price of the common stock separately recorded as a deduction from stockholders’ equity (deficit). We account for the retirement of treasury stock by deducting its par value from common stock and reflecting any excess of cost over par value as a deduction from additional paid-in capital in the consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (‘‘ASC’’) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”).

Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of the new revenue recognition accounting standard, the Company performs the following five steps:

•
identifies the contract with a customer;
•
identifies the performance obligations in the contract;
•
determines the transaction price;
•
allocates the transaction price to the performance obligations in the contract; and
•
recognizes revenue when (or as) the entity satisfies a performance obligation.

Our customer contracts include multiple products and services. We are required to perform allocations of the contract value to the products and services deemed to be distinct performance obligations by US GAAP in order to recognize revenue at the appropriate time. These allocations are based on a relative standalone selling price methodology, which requires us to determine the standalone selling price for each performance obligation. We utilize selling prices from standalone sales of the product or service when available. However, certain products are not sold on a standalone basis or do not have a sufficient history of standalone sales and we are required to estimate the standalone selling price for the purposes of our allocation. We utilize market information, historical selling practices, and other available information to produce as accurate an estimate as possible.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consists of money market funds and credit card payments in-transit as of December 31, 2021 and 2020.

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$1,070	$1,038
Additions	709	834
Write – offs	(312)	(257)
Recoveries	(446)	(545)
Balance at end of period	$1,021	$1,070

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

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Money market funds included in cash and cash equivalents	$286,890	$—	$—	$286,890
Contingent earnout liability	—	—	59,722	59,722
Private placement warrant liability	—	—	2,646	2,646
December 31, 2020
Money market funds included in cash and cash equivalents	$56,907	$—	$—	$56,907
SVB warrant liability	—	—	545	545

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

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	SVB Warrant Liability
Fair Value as of January 1, 2020	$—	$—	$370
Change in fair value	—	—	175
Fair Value as of December 31, 2020	$—	$—	$545

Fair Value as of January 1, 2021	$—	$—	$545
Recognition of liability acquired as part of the Merger	123,129	5,702	—
Change in fair value	(63,407)	(3,056)	1,248
Exercise of common stock warrants	—	—	(1,793)
Fair Value as of December 31, 2021	$59,722	$2,646	$—

As of December 31, 2020, the fair value of the Company’s debt using Level 2 inputs was approximately $4.7 million calculated using a discounted cash flow method. All debt was paid off in January 2021 as disclosed in Note 8 Borrowings.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents held on deposit at one financial institution and accounts receivable. The Company does not require collateral from customers for amounts owed. At December 31, 2021, one customer represented greater than 10% of the accounts receivable balance. There were no customers representing greater than 10% of the accounts receivable balance as of December 31, 2020. For the years ended December 31, 2021 and 2020, no one customer represented more than 10% of total revenue. Historically, the Company has not experienced any significant credit loss related to any individual customer.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss. Repairs and maintenance costs are expensed as incurred.

The cost of property and equipment is depreciated based upon the following asset lives:

Asset Classification	Estimated Useful Life
Machinery and equipment	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	3 years

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company did not identify any triggering events or record any impairment during the years ended December 31, 2021 and 2020.

Inventory

Inventory is stated at lower of cost and net realizable value. Cost is based on a standard costing system which approximates the cost on a first in, first out method. The Company regularly reviews inventory for excess and obsolescence and records a provision to write down inventory to its net realizable value when carrying value is in excess of this value. The costs include materials, labor, and manufacturing overhead that relate to the acquisition of raw materials and production into finished goods. The net realizable value considers our intent and ability to utilize the inventory prior to perishing as well as the estimated selling price and costs of completion and sale. We regularly review our inventory on hand, product development plans, and sales forecasts to identify carrying values in excess of net realizable value.

Cost of Revenue

Cost of revenue is primarily comprised of cost of product and software subscriptions, maintenance services, personnel-related costs, third party logistics, warranty and maintenance fulfillment costs, and overhead. For the production of consumables, the Company utilizes its internal manufacturing facilities and personnel, while for the production of the Company’s additive manufacturing hardware, third party manufacturers are utilized.

For internally manufactured products, the cost of revenue includes raw material, labor conversion costs, and overhead related to the manufacturing operations, inclusive of associated depreciation. Cost of revenue for maintenance services is comprised of costs associated with the Company’s customer success teams’ provision of remote and on-site support services to customers in addition to the cost of replacement parts.

The Company’s cost of revenue also includes indirect costs of providing products and services to its customers. These indirect costs consist primarily of reserves for excess and obsolete inventory and stock- based compensation.

Research and Development

The Company expenses all research and development costs as incurred. These costs consist mainly of employee compensation and other personnel-related costs, product prototypes, facility costs, as well as engineering services.

Sales and Marketing

Sales and marketing costs are expensed as incurred and are primarily comprised of personnel-related costs for the Company’s sales and marketing departments, costs related to sales commissions, trades shows, facilities costs, as well as advertising and other demand generating services. Sales and marketing expenses includes advertising costs of $6.0 million and $3.0 million during 2021 and 2020, respectively.

Shipping and Handling Costs

The Company recognizes shipping and handling costs in cost of revenue within the consolidated statements of operations and comprehensive income (loss). When shipping and handling services are provided subsequent to the point in time control is transferred, the Company accounts for the shipping and handling services as a fulfillment activity and accrues the related costs.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation awards based on the estimated fair value of the award on the date of grant, which is amortized on a straight-line basis over the employee’s or director’s requisite service period for service based awards, generally the vesting period of the award. Awards containing market and/or performance conditions are recognized using the graded vesting method, which is an accelerated expense attribution method.

The Company uses the Black-Scholes pricing model to estimate the fair value of options on the date of grant. The use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The Company grants stock options and restricted stock units at exercise prices determined equal to the fair value of common stock on the date of the grant, as determined by the Board of Directors. The fair value of the Company’s common stock at each measurement date prior to the merger was based on a number of factors, including the results of third-party valuations, the Company’s historical financial performance, and observable arms-length sales of the Company’s capital stock including convertible preferred stock, and the prospects of a liquidity event, among other inputs. The computation of expected option life is based on an average of the vesting term and the maximum contractual life of the Company’s stock options, as the Company does not have sufficient history to use an alternative method to the simplified method to calculate an expected life for employees. The Company estimates an expected forfeiture rate for stock options, which is factored into the determination of stock-based compensation expense. The volatility assumption is based on the historical and implied volatility of the Company’s peer group with similar business models. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield percentage is zero because the Company does not currently pay dividends nor does the Company intend to do so in the future.

These estimates involve inherent uncertainties and the use of different assumptions may have resulted in stock-based compensation expense that was different from the amounts recorded.

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

Warranty reserves are included within accrued expenses on the consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$564	$1,260
Additions to warranty reserve	529	821
Claims fulfilled	(435)	(882)
Change in estimate related to pre-existing warranties	—	(635)
Balance at end of period	$658	$564

Warranty reserve is recorded through cost of revenue in the consolidated statements of operations and comprehensive income (loss).

Common Stock

The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Dividends may be declared and paid on common stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock. Through the year ended December 31, 2021, no dividends had been declared.

Warrants

Warrants to purchase the Company’s common stock issued in conjunction with the Company’s former term loan facility debt were recorded as a liability and classified as other liabilities on the consolidated balance sheet as of December 31, 2020. The change in the fair value is recognized in other expense in the consolidated statements of operations and comprehensive income (loss).

Warrants to purchase the Company’s Series D convertible preferred stock issued in conjunction with a customer contract were recorded as additional Series D convertible preferred stock and classified as mezzanine equity on the consolidated balance sheet as of December 31, 2020.

Profit (Loss) Per Share

Basic profit (loss) per common share is calculated by dividing net profit (loss) attributable to common stockholders, less any participating dividends, by the weighted average number of common shares outstanding during the applicable period. Diluted profit (loss) per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. See Note 15 for further information.

Income Taxes

The Company files U.S. federal and state tax returns where applicable. The non-U.S. subsidiaries file income tax returns in their respective jurisdictions. The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets or liabilities for the expected future tax consequences based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate, in effect when the differences are expected to reverse. Valuation allowances are provided, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities, and any valuation allowance recorded against those net deferred tax assets.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced to the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority.

Loss Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs for loss contingencies are expensed as incurred.

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

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the year ended December 31, 2021, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied, could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” As the Private Placement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive income (loss) at each reporting date as part of change in fair value of derivative liabilities, as described in Note 12. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder. The Public Warrants are not precluded from being considered indexed to the Company’s stock and were recognized at fair value in stockholders’ equity on the closing of the Merger.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, A-Star, the sponsor of AONE (the "Sponsor") surrendered 2,610,000 shares ("Sponsor Earnout Shares") and holders of Legacy Markforged equity interests as of Closing (“Eligible Markforged Equityholders”) are entitled to receive as additional merger consideration 14,666,667 shares of the Company’s Common Stock ("Markforged Earnout Shares") upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 11). The contingent obligations to issue Markforged Earnout Shares in respect of Legacy Markforged common stock and release from lock-up Sponsor Earnout Shares are accounted for as liability classified instruments in accordance with Accounting Standards Codification Topic 815-40, as the Earnout Triggering Events that determine the number of Sponsor and Markforged Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of common stock of Markforged. The liability was recognized at the reverse recapitalization date and is subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations.

Markforged Earnout Shares issuable to employees with vested Legacy Markforged equity awards and Earnout RSUs (as described in the Merger Agreement) issuable to employees with unvested Legacy Markforged equity awards are considered a separate unit of account from the Markforged Earnout Shares issuable in respect of Legacy Markforged common stock and are accounted for as equity classified stock compensation. The Earnout Shares issuable to employees with vested Legacy Markforged equity awards are not subject to a continued service requirement, thus there is no requisite service period and the value of these shares was recognized as a one-time stock compensation expense for the grant date fair value. Earnout RSUs are contingent upon an employee completing a service vesting condition equivalent to the remaining requisite service period of the employee’s unvested Legacy Markforged equity award as of Closing. Expense related to Earnout RSUs is recognized using graded vesting over the requisite service period for the Earnout RSUs.

The estimated fair values of the Sponsor Earnout Shares, Markforged Earnout Shares, and Earnout RSUs were determined using a Monte Carlo simulation to model a distribution of potential outcomes on a monthly basis over the five-year Earnout Period as defined in Note 11. The preliminary estimated fair values of Sponsor Earnout Shares, Markforged Earnout Shares, and Earnout RSUs were determined using the most reliable information available, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non employee Share-Based Payment Accounting (“ASU 2018-07”), which substantially aligns the measurement and classification guidance for share based payments to non employees with the guidance for share based payments to employees. The ASU also clarifies that any share based payment issued to a customer should be evaluated by ASC Topic 606 and the consideration payable to a customer guidance. The new ASU was adopted using a modified retrospective transition approach. The ASU is effective for the Company beginning January 1, 2020 for annual periods and January 1, 2021 for interim periods. The adoption of this standard on January 1, 2020 did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement. After the adoption of this update, an entity will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; the valuation processes for Level 3 fair value measurements. ASU 2018-13 is effective in fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses are applied prospectively for only the most recent period presented in the initial fiscal year of adoption. The adoption of this standard on January 1, 2020 did not have an impact on the consolidated financial statements of the Company.

In November 2019, the FASB issued ASU 2019-08, Compensation Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements — Share-Based Consideration Payable to a Customer (“ASU 2019-08”), which requires that share based consideration payable to a customer is measured under stock compensation guidance. Under ASU 2019-08, awards issued to customers are measured and classified following the guidance in Topic 718 while the presentation of the fair value of the award is determined following the guidance in ASC 606. ASU 2019-08 is effective in fiscal years beginning after December 15, 2019. The new ASU was adopted using a modified retrospective transition approach. The adoption of this standard on January 1, 2020 did not have an impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred where the entity is the customer in a hosting arrangement that is a service contract with those of developing or obtaining internal-use software. These changes become effective for the Company for the fiscal year beginning on January 1, 2021 and interim periods beginning on January 1, 2022, with early adoption permitted. The adoption of this standard on January 1, 2021 did not have a material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. As a result of the ASU, accounting for changes in tax law and year-to-date losses in interim periods will be simplified. These changes became effective for the Company for the fiscal year beginning after December 15, 2020 and interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The guidance improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and certain inconsistencies in application. Under current GAAP, an acquirer generally recognizes contract assets acquired and liabilities assumed in a business combination at fair value on the acquisition date. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods therein. Early adoption is permitted, including in an interim period for which the financial statements have not been issued. If early adopting in an interim period, the Company is required to apply the amendments to all prior business combinations that have occurred since the beginning of the fiscal year that includes the interim period of application. The Company adopted ASU 2021-08 in October 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. The new credit loss model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for the Company on January 1, 2023. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for all leases with terms longer than twelve months. The new standard also requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. These changes become effective for the Company for the fiscal year beginning on January 1, 2022 and interim periods beginning on January 1, 2023, with early adoption permitted. The Company previously disclosed that it would adopt ASU 2016-02 for its 2021 fiscal year; the Company has reevaluated the planned adoption date and has determined it will adopt ASU 2016-02 for its 2022 fiscal year. Although the Company is currently evaluating the method of adoption of this guidance and the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements, it expects changes to its balance sheet due to the recognition of right-of-use assets and lease liabilities related to its leases. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. The Company has elected this option and consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the "package of practical expedients", which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those assets that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

Based on its current lease portfolio, the Company estimates that the adoption of this ASU will result in an addition of approximately $10.0 - $15.0 million in ROU assets and liabilities being reflected on its Consolidated Balance Sheet as of January 1, 2022.

Note 4. Revenue

The Company derives revenue from the sale of 3D printers, consumable materials, and hardware maintenance agreements, through its global channel of third-party value-added reseller partners (“VARs”). Typically, the VAR is the Company’s customer. Customers are invoiced at the time of shipment or at the beginning of the maintenance term and payment is typically due within 60 days. Contracts primarily contain fixed consideration although certain VAR contracts include performance rebates that may be earned based on sales targets which are accounted for as variable consideration and a reduction of revenue. The Company’s variable consideration is primarily based on performance metrics measured over the fiscal year, thus uncertainties related to variable consideration are resolved as of December 31, 2021 and 2020.

Revenue associated with the Company’s products are generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Revenue associated with hardware maintenance arrangements is recognized ratably over the term of the arrangements. For its premium cloud software subscription offering, the Company recognizes revenue ratably over time beginning on the date the customer is capable of accessing the software under “Services” in the revenue disaggregation table.

Significant Judgements

The Company enters into certain contracts that have multiple performance obligations. These performance obligations may include 3D printers, consumables, premium cloud software subscriptions, and hardware maintenance. Contracts with more than one performance obligation require the Company to allocate the transaction price to each performance obligation. As the Company’s contracts predominantly contain fixed consideration, the allocation of transaction price is based on a relative standalone selling price method. Certain products are not sold on a standalone basis or do not have a sufficient history of standalone sales and we are required to estimate the standalone selling price for the purposes of our allocation. We utilize market information, historical selling practices, and other available information to produce as accurate an estimate as possible.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company has a right to bill when products are shipped, which is often the point in time revenue is recognized. As a result, the Company will have accounts receivable for billings and also deferred revenue for the portion of billings in advance of service in its hardware maintenance agreements.

The Company recognized $5.9 million of revenue in 2021 from deferred revenue as of December 31, 2020. The Company recognized $2.1 million of revenue in 2020 from deferred revenue as of December 31, 2019.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $6.3 million recognized in 2022, $2.4 million recognized in 2023, $1.1 million recognized in 2024, and $0.2 million thereafter.

Contract Costs

When costs to obtain a contract are incremental and the amortization period is greater than one year, the cost is capitalized and amortized over the period that aligns with the transfer of related goods and services. The amortization period does not extend beyond the initial contract term because there is not a sufficient history of renewals. When the costs to obtain a contract are capitalized for a contract that includes multiple performance obligations, the amortization pattern is consistent with the pattern of revenue recognition for the performance obligations.

The Company expenses sales commissions when incurred when the amortization period is one year or less. These costs are recorded within sales and marketing in the consolidated statement of operations and comprehensive income (loss).

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Year Ended December 31,
(in thousands)	2021	2020
Hardware	$64,974	$52,119
Consumables	19,567	$15,498
Services	6,680	$4,234
Total Revenue	$91,221	$71,851

Note 5 Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Machinery and equipment	$6,091	$4,761
Leasehold improvements	2,262	2,190
Computer equipment	1,764	1,109
Furniture and fixtures	367	345
Computer software	250	246
Construction in process	1,741	36
Property and equipment, gross	12,475	8,687
Less: Accumulated depreciation	(6,126)	(4,406)
Property and equipment, net	$6,349	$4,281

Depreciation expense for property and equipment was $1.7 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively. Disposal of property and equipment amounted to zero and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	December 31, 2021	December 31, 2020
Raw material	$853	1,669
Work in process	77	79
Finished goods	9,447	4,805
Total inventory	$10,377	$6,553

The Company maintained reserves for obsolete inventory of $1.0 million and $0.8 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, obsolete inventory impairment related to finished goods is $0.8 million and $0.2 million is related to raw materials. As of December 31, 2020, all obsolete inventory impairment related to raw materials. The impairment of obsolete inventories is recorded within cost of revenue in the consolidated statements of operations and comprehensive income (loss).

Note 7. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	December 31, 2021	December 31, 2020
Warranty reserve	$658	$564
Compensation and benefits	4,360	3,100
VAR commissions	265	520
Professional services	1,725	2,907
Marketing and advertising	122	780
Other	281	297
Total accrued expenses	$7,411	$8,168

Note 8. Borrowings

PPP Loan

On April 10, 2020, the Company was granted a loan (the “Loan”) from a lending institution in the aggregate amount of $5.0 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted March 27, 2020.

The Loan, which was in the form of a note dated April 21, 2020, was due to mature on April 21, 2022 and had an interest rate of 1% per annum, payable monthly commencing on November 22, 2020. The note was prepayable by the borrower at any time prior to maturity with no prepayment penalties. The Company paid off the loan in full in January 2021.

Note 9. Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

Immediately prior to the closing of the Merger, the convertible preferred stock was converted into Legacy Markforged common stock and recapitalized into Common Stock. There was no convertible preferred stock outstanding as of December 31, 2021. The following table summarizes details of convertible preferred stock authorized, issued and outstanding as of December 31, 2020. The Company has retroactively adjusted the shares issued and outstanding prior to July 14, 2021 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were converted:

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

Repurchases

During the year ended December 31, 2021, immediately prior to the effective time of the Merger, the Company repurchased 4,499,998 shares of Legacy Markforged common stock from three employees for $10.00 per share. The value of the repurchase was recorded as a reduction of additional paid-in capital.

During the year ended December 31, 2020, the Company repurchased common stock from an employee. Concurrent to the repurchase, the Company was contractually obligated to repurchase an additional 250,471 shares of common stock from this employee for $4.52 per share in 2021, subject to certain conditions. This obligation was waived by the parties in April 2021.

Management determined the fair value of Legacy Markforged common stock prior to the merger using the methodology described in the Summary of Significant Accounting Policies, adjusting for changes in inputs based on material information known at the time of a repurchase transaction such as estimated timing to exit events and respective probabilities of such events occurring.

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2021	December 31, 2020
Common stock options outstanding and unvested RSU	20,267,035	18,493,013
Shares available for issuance under the 2021 plan	21,502,768	—
Shares available for issuance under the 2013 plan	—	4,427,323
Convertible preferred stock outstanding	—	107,592,801
Warrants to purchase Series D convertible preferred stock	—	110,211
Common stock warrants outstanding	8,525,000	180,928
Shares available for issuance as Earnout RSU	1,400,000	—
Employee stock purchase plan	4,700,000	—
Total shares of authorized common stock reserved for future issuance	56,394,803	130,804,276

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2021, 21,502,768 and 4,700,000 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

Under the 2021 Plan, the Company can grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, cash-based awards, and dividend equivalent rights. The 2021 Plan provides that an additional number of shares of common stock will automatically be added to the shares of common stock authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares of common stock added each year will be equal to (i) 5% of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year or (ii) such lesser amount as determined by the Company’s Board of Directors. The awards generally vest 25 percent after 12 months, followed by ratable vesting over 36 months. The options granted generally expire 10 years from the date of grant. The grant date fair value of options and RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of their base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employees will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock price on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the year ended December 31, 2021, the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and all outstanding awards became outstanding under the 2021 Plan. No further awards will be granted under the 2013 Plan. Option activity under the plan for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	18,663,466	$1.81	8.71
Granted	—	—
Exercised	(2,020,709)	0.98
Forfeited	(713,278)	1.93
Outstanding at December 31, 2021	15,929,479	$1.91	7.89
Options exercisable at December 31, 2021	7,208,521	$1.66	7.28

The aggregate intrinsic value of stock options outstanding at December 31, 2021 was $55.2 million. As of December 31, 2021, the Company had 15,441,424 shares vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Year Ended December 31,
(in thousands, except weighted average)	2021	2020
Weighted-average grant date fair value of options granted	$—	$1.28
Intrinsic value of options exercised	17,614	4,455
Cash received from options exercised	1,967	1,131

In the year ended December 31, 2021 the Company did not grant any options to purchase shares of Common Stock. In the year ended December 31, 2020, the Company granted options to purchase 9,890,563 shares of common stock with an aggregate fair value of $12.7 million, calculated via the Black-Scholes option pricing model (see Note 3) using the following assumptions:

Year Ended December 31, 2020
Expected option term (in years)	5.86
Expected volatility%	53.1%
Risk-free interest rate%	0.56%
Expected dividend yield%	—%
Fair value of common stock (per share)	$2.36

Restricted Stock Units

During the year ended December 31, 2021, the Company awarded RSUs to newly hired and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. Awards containing market and/or performance conditions are recognized using the graded vesting method, which is an accelerated expense attribution method. We have not issued any awards with market and/or performance conditions since the Merger. The RSUs that vested during the year ended December 31, 2021 had a fair value of $1.1 million. The following table summarizes the RSU activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2020	—	$—
Granted(1)	4,543,074	9.20
Vested	(106,800)	9.90
Forfeited	(98,718)	9.11
Unvested at December 31, 2021	4,337,556	$9.32
(1)
Includes 80,000 shares awarded to non-employee directors that have not vested as of December 31, 2021.

Stock-Based Compensation Expense

The Company recorded compensation expense related to options and RSUs of $11.9 million and $2.6 million for the years ended December 31, 2021 and 2020. Total unrecognized stock-based compensation expense for the RSUs outstanding was $33.7 million at December 31, 2021, which is expected to be recognized over a weighted-average period of 3.6 years. Total unrecognized stock-based compensation expense for the options outstanding was $8.8 million at December 31, 2021, which is expected to be recognized over a weighted-average period of 2.4 years.

Markforged Earnout Shares issuable to holders of Legacy Markforged equity interests as of the Merger closing date (“Eligible Markforged Equityholders”) with respect to a Legacy Markforged equity award are accounted for as equity classified stock compensation. Markforged Earnout Shares issuable with respect to a vested Legacy Markforged equity award do not have a requisite service period. To the extent that an Eligible Markforged Equityholder is entitled to receive Markforged Earnout RSUs with respect to an unvested Legacy Markforged equity award, the Earnout RSUs are subject to a service-based vesting condition with a vesting period equivalent to the remaining service period of the holder’s Legacy Markforged equity award as of Closing.

During the year ended December 31, 2021, the Company recognized stock-based compensation expense related to the Markforged Earnout of $7.0 million. The unrecognized compensation expense related to the Markforged Earnout is $7.3 million and recognized over a remaining period of no more than 3.5 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares was recognized in the following captions within the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
(in thousands)	2021	2020
Cost of revenue	$515	$589
Sales and marketing	2,395	578
Research and development	4,614	693
General and administrative	11,406	709
Total stock-based compensation expense	$18,930	$2,569

Note 11. Earnout

During the five year period after the Closing (“Earnout Period”), Eligible Markforged Equityholders are entitled to receive up to 14,666,667 Markforged Earnout Shares upon the occurrence of certain triggering events. During the Earnout Period, the Sponsor’s 2,610,000 surrendered shares of common stock will be released from lock-up upon certain triggering events.

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

There are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, in which case the Markforged Earnout Shares are accounted for as equity classified stock compensation, or with respect to Legacy Markforged common stock, in which case the Markforged Earnout Shares are accounted for as a liability classified instrument in accordance with Accounting Standards Codification Topic 815-40. Markforged Earnout Shares issuable with respect to an unvested Legacy Markforged equity award are issued in the form of Earnout RSUs and are subject to forfeiture if the holder does not complete the required service period. Forfeited Markforged Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis and are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of December 31, 2021:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Contingent earnout liability	7,144,325	5,953,595
Stock compensation	855,675	713,072
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of December 31, 2021 is $3.95 per share issuable upon Triggering Event I and $3.63 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation to model a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	December 31,	July 14,
	2021	2021
Current stock price	$5.37	$8.56
Expected volatility	70.00%	70.00%
Risk-free interest rate	1.19%	0.85%
Dividend rate	—%	—%
Expected term (years)	4.54	5.00

Neither of the Earnout Triggering Events have occurred as of December 31, 2021 and therefore none were distributed.

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

The warrants were classified as a derivative liability within other liabilities prior to exercise in the consolidated balance sheets and subsequent adjustments to fair value are shown in other expense in the consolidated statements of operations and comprehensive income (loss).

In June 2021, the lender exercised the warrant on a cashless basis and Legacy Markforged issued 179,572 shares of common stock. The fair value is measured at each reporting date using the Black-Scholes model using the following inputs. The inputs below correspond to June 10, 2021, the date of exercise:

	June 10, 2021	December 31, 2020
Expected (remaining) option term (in years)	3.69	4.13
Expected volatility%	65.0%	55.4%
Risk-free interest rate%	0.45%	0.36%
Expected dividend yield%	—%	—%
Fair value of common stock (per share)	$9.51	$2.93

Prior to the Merger, management considered contemporaneous third-party valuations in its determination of the fair value of common stock. The fair value of common stock increased significantly in large part due to the change in the probability of special purpose acquisition company (SPAC) exit. For the June 10, 2021 valuation, the Company assigned a 95% probability of a SPAC exit and a 5% probability of staying a private company.

Preferred Stock Warrants

As part of a development agreement executed with a customer in 2019, Legacy Markforged agreed to issue warrants to the customer to purchase Series D convertible preferred stock that would vest upon the achievement of certain payment milestones. The warrants granted the customer the right to purchase up to 280,528 shares of the Company’s Series D convertible preferred stock at an exercise price of $0.0001 per share. As the customer remitted payment for goods purchased from the company under the development agreement, a pro-rata share of warrants vested. The warrants were set to expire on September 24, 2029, but were completely vested and exercised as of the Closing.

The Company accounted for the warrants issued to the customer as consideration payable to the customer and a reduction of revenue with a corresponding adjustment to convertible preferred stock. The Company accounted for the warrants that vested as a reduction to deferred revenue and a corresponding adjustment to convertible preferred stock. The value of the warrants was measured based on the grant date fair value. The grant date was considered to have occurred at the execution date of the development agreement.

In accordance with the development agreement, 110,212 and 140,260 warrants vested during the years ended December 31, 2021 and 2020, respectively. As a result, the Company recorded $0.6 million and $0.7 million related to the warrants in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were no outstanding but unvested warrants remaining under the terms of the development agreement.

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $2.6 million as of December 31, 2021. The Company recorded a loss of $3.1 million for the year ended December 31, 2021, which is included in change in fair value of warrant liabilities on the consolidated statements of operations and comprehensive income (loss).

The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model

	December 31, 2021	July 14, 2021
Market price of public stock	$5.37	$8.56
Exercise price	$11.50	$11.50
Expected term (years)	4.53	5.01
Volatility	56.0%	39.1%
Risk-free interest rate	1.19%	0.85%
Dividend rate	0.0%	0.0%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The components of the Company’s profit (loss) before income taxes are as follows:

	Year Ended
	December 31,
(in thousands)	2021	2020
Profit (loss) before income taxes:
Domestic	$3,685	$(18,269)
Foreign	226	395
Total	$3,911	$(17,874)

The components of the income tax provision are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Current Provision
Federal	$—	$—
State	1	5
Foreign	55	106
Total current provision	56	111
Deferred Provision
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision	—	—
Total income tax expense	$56	$111

The overall effective tax rate differs from the statutory federal tax rate as follows:

	Year Ended December 31,
	% of Pretax Profit (Loss)
	2021	2020
Statutory US federal rate	21.00%	21.00%
State income taxes, net of federal benefit	(51.05)	1.85
Stock-based compensation	26.08	(1.06)
Nondeductible expenses	1.44	(0.61)
Global intangible low-taxed income	1.17	(0.46)
Fair market value change in warrants and earn out liabilities	(337.50)	—
Transaction costs	(25.85)	—
Officer's compensation (162(m))	26.36	—
Research and development credits	(11.95)	3.48
Valuation allowance	356.34	(25.18)
Change in statutory tax rate	(3.26)	(0.20)
Other rate items	(1.39)	0.24
Effective tax rate	1.39%	(0.94)%

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Amortization	174	23
Deferred revenue	577	318
Deferred expenses	446	280
Reserves	647	560
Accrued expenses	369	453
Stock compensation	2,138	372
Uniform capitalization	74	45
Net operating losses	27,846	16,266
Research and development credits	3,717	3,232
Gross deferred tax assets	$35,988	$21,546
Less: Valuation allowance	(36,009)	(21,507)
Deferred tax liabilities
Depreciation	21	(39)
Unrealized foreign currency loss	—	(3)
Net deferred tax assets	—	$—

The Company historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. There is no tax provision or tax benefit attributable to the net loss which differs from the amount computed by applying the US federal income tax rates of 21% to the pretax loss, primarily due to changes in valuation allowance, generation of research and development tax credits, and state taxes.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $15.0 million that are subject to expire at various dates between 2033 and 2037, and net operating losses of $99.5 million, that have no expiration date and can be carried forward indefinitely but limited in their usage to 80% of annual taxable income. As of December 31, 2021, the Company has state tax net operating loss carryforwards of approximately $61.6 million, that are subject to expire at various dates between 2033 and 2041. At December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $2.5 million and $1.6 million, respectively, available to reduce future income taxes payable which begin to expire in 2030.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2021, the Company has not completed a 382 study to assess whether a change of ownership has occurred since its formation.

The Company has not conducted a study of its research and development credit carryforwards. This study may result in an adjustment to research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

Uncertain tax positions represent tax positions for which reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Reserves for uncertain tax positions as of December 31, 2021 are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending income tax examinations. The Company is open to future tax examination under statute from 2016 to the present; however, carryforward attributes that were generated prior to January 1, 2016 may still be adjusted upon examination by federal, state or local tax authorities to the extent utilized in an open tax year or in future periods.

As of December 31, 2021, the Company has not provided for deferred income taxes on undistributed earnings of its foreign subsidiaries since these earnings are deemed to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the undistributed earnings is immaterial.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $36.0 million has been established at December 31, 2021.

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at beginning of year	$21,466	$17,001
Additions charged to expense	14,543	4,465
Balance at end of year	$36,009	$21,466

Note 14. Commitments and Contingencies

Operating Leases

The Company leases two locations in Watertown, Massachusetts and one location in Billerica, Massachusetts for office and manufacturing, under noncancellable operating lease agreements. These leases provide for escalating monthly payments and are set to expire in January 2024, July 2028, and May 2029. Rent expense under the Company’s lease agreements was $2.5 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively.

On December 17, 2021, the Company entered into a property lease in Waltham, Massachusetts to be used as its new global headquarters. The Company’s interest in and obligations under the lease shall be effective as of April 2022 and will continue through September 2031.

Future minimum lease payments under these agreements are as follows:

(in thousands)	Amount
2022	$5,499
2023	8,314
2024	7,507
2025	7,594
2026	7,775
After 2027	31,412
Total future minimum lease payments	$68,101

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

In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based out of Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. While the Company takes any claims of infringement seriously, Markforged believes that Continuous Composites’ claims are baseless and without merit. The Company intends to mount a vigorous defense against Continuous Composites in court. However, the Company can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against Markforged for significant damages. The Company does not believe that a loss is probable and did not record a loss contingency for the year ended December 31, 2021.

Note 15. Net Profit (Loss) Per Share

The Company computes basic net profit (loss) per share using net profit (loss) attributable to the Company’s common stockholders and the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net profit (loss) and comprehensive income (loss)	$3,855	$(17,985)
Deemed dividend - redemption of common stock	—	(826)
Net profit (loss) attributable to common stockholders - Basic and Diluted	$3,855	$(18,811)
Denominator:
Weighted average shares outstanding - Basic	108,088,115	38,336,659
Add: Weighted average unvested options outstanding	5,875,309	—
Weighted average shares outstanding - Diluted	113,963,424	38,336,659
Net profit (loss) per common share:
Basic	$0.04	$(0.49)
Diluted	$0.03	(0.49)

For the year ended December 31, 2020, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options, restricted stock awards, warrants, and convertible preferred stock, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Year Ended December 31,
	2021	2020
Convertible preferred stock	—	107,592,801
Unvested RSUs	4,337,556	—
Unvested awards	—	14,016,486
Warrants	8,525,000	180,928
Contingently issuable earnout shares	14,666,667	—
Total	27,529,223	121,790,215

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

	Year Ended December 31,
(in thousands)	2021	2020
Americas	$48,516	$40,837
EMEA	25,592	19,214
APAC	17,113	11,800
Total	$91,221	$71,851

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $46.7 million and $35.1 million for the years ended December 31, 2021 and 2020, respectively. The Company’s long-lived assets are substantially located in the United States, where the Company’s primary operations are located.