Form 10-Q
period 2022-03-31
Markforged Holding Corp
filed 2022-05-12
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 12, 2022, the registrant had 187,930,099 shares of common stock, $0.0001 par value per share, outstanding.

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
•
A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our products. The COVID-19 pandemic has caused a material on-going disruption to our business beginning in the second quarter of 2020 and the COVID-19 related supply chain disruptions have continued to adversely impact our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2022 and December 31, 2021

(In thousands, except share data and par value amounts) (Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$269,138	$288,603
Accounts receivable, net	22,806	26,777
Inventory	12,801	10,377
Prepaid expenses	3,636	3,921
Other current assets	1,887	511
Total current assets	310,268	330,189
Property and equipment, net	6,680	6,349
Right-of-use assets	11,702	—
Other assets	1,012	776
Total assets	$329,662	$337,314
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,653	$11,403
Accrued expenses	8,009	7,411
Deferred revenue	6,367	6,288
Lease liabilities	2,962	—
Other current liabilities	53	310
Total current liabilities	24,044	25,412
Long-term deferred revenue	3,808	3,742
Deferred rent	—	1,623
Contingent earnout liability	34,826	59,722
Long-term lease liabilities	10,621	—
Other liabilities	1,953	2,646
Total liabilities	75,252	93,145
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 187,117,960 and 185,993,058 shares issued at March 31, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	325,861	319,859
Accumulated deficit	(71,470)	(75,709)
Total stockholders’ equity	254,410	244,169
Total liabilities and stockholders’ equity	$329,662	$337,314

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2022 and 2021

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$21,859	$20,120
Cost of revenue	10,253	7,939
Gross profit	11,606	12,181
Operating expenses
Sales and marketing	10,448	7,057
Research and development	10,567	5,259
General and administrative	11,743	8,863
Total operating expenses	32,758	21,179
Loss from operations	(21,152)	(8,998)
Change in fair value of warrant liabilities	693	(1,010)
Change in fair value of contingent earnout liability	24,896	—
Other expense, net	(219)	(13)
Interest expense	—	(4)
Interest income	20	2
Profit (loss) before income taxes	4,238	(10,023)
Income tax benefit	(1)	(4)
Net profit (loss) and comprehensive income (loss)	$4,239	$(10,019)
Weighted average shares outstanding - basic	186,383,312	39,440,986
Weighted average shares outstanding - diluted	191,100,683	39,440,986
Net profit (loss) per share - basic	$0.02	$(0.25)
Net profit (loss) per share - diluted	0.02	(0.25)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2022 and 2021

(In thousands, except share data) (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit		Total
December 31, 2021	—	$—	185,993,058	$19	$319,859	—	$—	$(75,709)	$244,169	$244,169
Exercise of common stock options	—	—	942,836	—	580	—	—	—	580	580
Stock vested under compensation plan less shares withheld to cover taxes	—	—	182,066	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,285	—	—	—	4,285	4,285
Earnout stock-based compensation expense	—	—	—	—	1,137	—	—	—	1,137	1,137
Net income and comprehensive income	—	—	—	—	—	—	—	4,239	4,239	4,239
March 31, 2022	—	$—	187,117,960	$19	$325,861	—	$—	$(71,470)	$254,410	$254,410

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit	Total
December 31, 2020	107,592,801	$137,497	39,510,108	$4	$5,538	483,479	$(1,450)	$(79,564)	$(75,472)	$62,025
Exercise of common stock options	—	—	714,170	—	356	—	—	—	356	356
Stock-based compensation expense	—	—	—	—	1,194	—	—	—	1,194	1,194
Exercise of Series D warrants	20,037	100	—	—	—	—	—	—	—	100
Net loss and comprehensive loss	—	—	—	—	—	—	—	(10,019)	(10,019)	(10,019)
March 31, 2021	107,612,838	$137,597	40,224,278	$4	$7,088	483,479	$(1,450)	$(89,583)	$(83,941)	$53,656

The shares of the Company’s common and convertible preferred stock, prior to the Merger (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 0.9522514 established in the Merger as described in Note 2.

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(In thousands, except share data) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net profit (loss)	$4,239	$(10,019)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	1,163	430
(Recovery) provision for doubtful accounts	(43)	77
Reserve for excess and obsolete inventory	109	(24)
Change in fair value of warrant liabilities	(693)	1,010
Change in fair value of contingent earnout liability	(24,896)	—
Stock-based compensation expense	5,422	1,194
Changes in operating assets and liabilities
Accounts receivable	4,014	(1,343)
Inventory	(2,533)	481
Prepaid expenses	285	(399)
Other current assets	(1,376)	375
Other assets	(236)	17
Accounts payable and accrued expenses	(4,152)	2,486
Other current liabilities	(82)	57
Deferred rent	—	336
Deferred revenue	145	(1,266)
Other non-current lease liabilities	(613)	—
Net cash used in operating activities	(19,247)	(6,588)
Investing Activities:
Purchases of property and equipment	(798)	(375)
Net cash used in investing activities	(798)	(375)
Financing Activities:
Repayment of debt obligations	—	(5,022)
Payment of transaction costs for the Merger	—	(2,172)
Proceeds from exercise of Series D warrants	—	100
Proceeds from exercise of common stock options	580	356
Net cash provided by (used in) financing activities	580	(6,738)
Net change in cash and cash equivalents	(19,465)	(13,701)
Cash and cash equivalents
Beginning of year	288,603	58,715
End of period	$269,138	$45,014
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$83	$—
Deferred transaction costs included in accounts payable and accrued expenses	—	808

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

Risks and Uncertainties

COVID-19 has had an impact on the Company’s results, since the second quarter of 2020, and the Company is unable to predict the ultimate impact that the virus may have on the business, future results of operations, financial position or cash flows. Further, the COVID-19 impact on the Company is largely dependent on future developments and subsequent government responses. The Company identified potential risks to the business to include certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, and long-lived assets. As of and for the three months ended March 31, 2022, these risks were assessed and had no material impact on the realizability of accounts receivables, inventories, long- lived assets or the related estimates used in the Company’s condensed consolidated financial statements. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

The Company has funded its operations to date primarily through the sale of convertible preferred stock, the proceeds from the Merger, including the sale of common stock, and the sale of its products. Management believes that existing cash will be sufficient to fund operating and capital expenditure requirements through at least one year after the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the U.S Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$1,021	$1,070
Additions	128	77
Write – offs	(7)	(1)
Recoveries	(171)	(134)
Balance at end of period	$971	$1,012

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2022
Money market funds included in cash and cash equivalents	$267,526	$—	$—	$267,526
Contingent earnout liability	—	—	34,826	34,826
Private placement warrant liability	—	—	1,953	1,953
December 31, 2021
Money market funds included in cash and cash equivalents	$286,890	$—	$—	$286,890
Contingent earnout liability	—	—	59,722	59,722
Private placement warrant liability	—	—	2,646	2,646

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

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	SVB Warrant Liability
Fair Value as of December 31, 2020	$—	$—	$545
Change in fair value	—	—	1,010
Fair Value as of March 31, 2021	$—	$—	$1,555

Fair Value as of December 31, 2021	$59,722	$2,646	$—
Change in fair value	(24,896)	(693)	—
Exercise of common stock warrants	—	—	—
Fair Value as of March 31, 2022	$34,826	$1,953	$—

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents held on deposit at one financial institution and accounts receivable. The Company does not require collateral from customers for amounts owed. At March 31, 2022, one customer represented 12% of the accounts receivable balance and at December 31, 2021 no one customer represented greater than 10% of the accounts receivable balance. For the three months ended March 31, 2022, one customer represented 11% of the total revenue. For the three months ended March 31, 2021, no one customer represented more than 10% of total revenue. Historically, the Company has not experienced any significant credit loss related to any individual customer.

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company did not identify any triggering events or record any impairment during the three months ended March 31, 2022 and 2021.

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $1.0 million during the three months ended March 31, 2022, respectively, compared to $1.8 million for the three months ended March 31, 2021.

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

Warranty reserves are included within accrued expenses on the condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$658	$564
Additions to warranty reserve	286	267
Claims fulfilled	(139)	(293)
Balance at end of period	$805	$538

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

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three months ended March 31, 2022, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Leases

Prior to January 1, 2022, the Company accounted for leases in accordance with FASB Accounting Standards Codification (“ASC”) ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, on a straight-line basis over the lease term.

Effective on January 1, 2022, the Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date, when control of the underlying asset is transferred from the lessor to the lessee, as operating or finance leases and records a right-of-use (“ROU”) asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. The Company has elected to not recognize leases with a lease term of 12 months or less on the balance sheet and will recognize lease payments for such short-term leases as an expense on a straight-line basis over the lease term.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. For leases of real estate, the Company combines the lease and associated non-lease components in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases as of the date of adoption or during the three months ended March 31, 2022.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, as subsequently amended (collectively, “ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases.

The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations and comprehensive income (loss) for operating leases and amortization and interest expense in its consolidated statement of operations and comprehensive income (loss) for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted.

The Company adopted ASC 842 during the quarter ended March 31, 2022, with an effective date of January 1, 2022, using the modified retrospective transition approach which uses the effective date as the date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840. The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases.

Upon its adoption of ASC 842 on January 1, 2022, the Company recognized operating lease right-of-use assets and related operating lease liabilities, which increased the Company’s total assets and total liabilities by $12.2 million and $14.0 million, respectively. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statement of operations and comprehensive income (loss) or statement of cash flows and did not impact retained earnings.

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

Note 4. Revenue

Contract Balances

For the three months ended March 31, 2022, the Company recognized $1.9 million from the deferred revenue account balance as of December 31, 2021. For the three months ended March 31, 2021, the Company recognized $2.0 million from the deferred revenue account balance as of December 31, 2020.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $5.5 million expected to be recognized in the remainder of 2022, $2.9 million expected to be recognized in 2023, $1.5 million expected to be recognized in 2024, and $0.3 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended March 31,
(in thousands)	2022	2021
Hardware	$14,517	$14,239
Consumables	5,456	4,617
Services	1,886	1,264
Total Revenue	$21,859	$20,120

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Machinery and equipment	$6,519	$6,091
Leasehold improvements	2,293	2,262
Computer equipment	1,788	1,764
Furniture and fixtures	441	367
Computer software	270	250
Construction in process	1,961	1,741
Property and equipment, gross	13,272	12,475
Less: Accumulated depreciation	(6,592)	(6,126)
Property and equipment, net	$6,680	$6,349

Depreciation expense for property and equipment was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw material	$1,662	$853
Work in process	111	77
Finished goods	11,028	9,447
Total inventory	$12,801	$10,377

The Company maintained reserves for obsolete inventory of $1.1 million and $1.0 million as of March 31, 2022 and December 31, 2021 respectively. As of March 31, 2022, obsolete inventory impairment related to finished goods is $0.9 million and $0.2 million is related to raw materials. As of December 31, 2021, obsolete inventory impairment related to finished goods is $0.8 million and $0.2 million is related to raw materials. The impairment of obsolete inventories are recorded within cost of revenue in the condensed consolidated statements of operations and comprehensive income (loss).

Note 7. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	March 31, 2022	December 31, 2021
Warranty reserve	$805	$658
Compensation and benefits	3,557	4,360
VAR commissions	150	265
Professional services	2,562	1,725
Marketing and advertising	116	122
Other	819	281
Total accrued expense	$8,009	$7,411

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

Note 9. Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

As a result of the Merger, the convertible preferred stock was converted into Legacy Markforged common stock and recapitalized into Common Stock. There was no convertible preferred stock outstanding as of March 31, 2022. The following table summarizes details of convertible preferred stock authorized, issued and outstanding as of December 31, 2020. The Company has retroactively adjusted the shares issued and outstanding prior to July 14, 2021 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were converted:

	December 31, 2020
(in thousands, except for share counts)	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Liquidation Preference
Series Seed	18,233,848	17,062,642	$0.0649	$1,107	$1,107
Series A	28,725,920	27,354,298	0.3107	8,437	8,500
Series B	34,391,480	32,749,335	0.4635	15,096	15,180
Series C	14,468,290	13,777,449	2.1775	29,881	30,000
Series D	17,599,646	16,649,077	4.9906	82,976	83,089
Total convertible preferred stock	113,419,184	107,592,801		$137,497	$137,876

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2022	December 31, 2021
Common stock options outstanding and unvested RSU	19,683,088	20,267,035
Shares available for issuance under the 2021 plan	20,974,419	21,502,768
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	4,700,000	4,700,000
Total shares of authorized common stock reserved for future issuance	55,282,507	56,394,803

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2022, 20,974,419 and 4,700,000 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the three months ended March 31, 2022 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Pursuant to the 2021 Plan and 2021 ESPP, the Company registered 9,299,653 and 1,859,930 shares of common stock, respectively, effective April 5, 2022, for the year ended December 31, 2021.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	15,929,479	$1.81	8.71
Granted	—	—
Exercised	(942,836)	0.62
Forfeited	(52,548)	2.05
Outstanding at March 31, 2022	14,934,095	$1.99	7.81
Options exercisable at March 31, 2022	7,223,666	$1.84	7.42

The aggregate intrinsic value of stock options outstanding at March 31, 2022 was $29.9 million. As of March 31, 2022, the Company had 14,509,121 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Three Months Ended March 31,
(in thousands, except weighted average)	2022	2021
Intrinsic value of options exercised	2,750	1,458

In the three months ended March 31, 2022 and 2021, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the three months ended March 31, 2022, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2021	4,337,556	$9.12
Granted	721,350	3.32
Vested	(200,473)	9.22
Forfeited	(109,440)	9.31
Unvested at March 31, 2022	4,748,993	$8.23

Stock-Based Compensation Expense

The Company recorded compensation expense related to options and RSUs of $4.3 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively .Total unrecognized stock-based compensation expense for the RSUs outstanding was $29.4 million at March 31, 2022, which is expected to be recognized over a weighted-average period of 3.3 years.

Total unrecognized stock-based compensation expense for the options outstanding was $7.9 million at March 31, 2022, which is expected to be recognized over a weighted-average period of 2.2 years.

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock Options	$987	$1,194
Restricted Stock Units	3,298	—
Stock-based compensation expense for restricted stock units and options	$4,285	$1,194

During the three months ended March 31, 2022, the Company recognized stock-based compensation expense related to the Markforged Earnout of $1.1 million. The unrecognized compensation expense related to the Markforged Earnout is $6.5 million and will be recognized over a remaining period of no more than 3.3 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$115	$27
Sales and marketing	848	84
Research and development	1,419	331
General and administrative	3,040	752
Total stock-based compensation expense	$5,422	$1,194

Note 11. Earnout

During the five year period after the Closing (“Earnout Period”), Eligible Markforged Equityholders are entitled to receive up to 14,666,667 Markforged Earnout Shares upon the occurrence of certain triggering events (the “Earnout”). During the Earnout Period, the Sponsor’s 2,610,000 surrendered shares of common stock will be released from lock-up upon certain triggering events.

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

As discussed in Note 3. Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of March 31, 2022:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,148,984	5,957,480
Stock compensation	851,016	709,187
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of March 31, 2022 is $2.35 per share issuable upon Triggering Event I and $2.06 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	March 31,	July 14,
	2022	2021
Current stock price	$3.99	$8.56
Expected volatility	65.00%	70.00%
Risk-free interest rate	2.42%	0.85%
Dividend rate	—%	—%
Expected term (years)	4.30	5.00

Neither of the Earnout Triggering Events have occurred as of March 31, 2022 and therefore no earnout shares were distributed.

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

The fair value is measured at each reporting date using the Black-Scholes model using the following inputs. The inputs below correspond to March 31, 2021:

March 31, 2021
Expected (remaining) option term (in years)	3.89
Expected volatility%	65.0%
Risk-free interest rate%	0.60%
Expected dividend yield%	0%
Fair value of common stock (per share)	$8.25

Management considers contemporaneous third-party valuations in its determination of the fair value of common stock. The fair value of common stock increased significantly in large part due to the change in the probability of special purpose acquisition company (SPAC) exit. For the March 31, 2021 valuation, the Company assigned a 95% probability of a SPAC exit and a 5% probability of staying a private company.

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

In accordance with the development agreement, 20,037 warrants vested during the three months ended March 31, 2021. As a result, the Company recorded $0.1 million of expense related to the warrants in the period. The remaining 90,173 warrants outstanding and unvested as of March 31, 2021 were vested before the Merger.

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $2.0 million as of March 31, 2022. The Company recorded a gain of $0.7 million for the three months ended March 31, 2022, which is included in change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive income (loss).

The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model:

	March 31, 2022	July 14, 2021
Market price of public stock	$3.99	$8.56
Exercise price	$11.50	$11.50
Expected term (years)	4.29	5.01
Volatility	76.0%	39.1%
Risk-free interest rate	2.42%	0.85%
Dividend rate	0.0%	0.0%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a de minimis tax benefit due to small state refunds and extension filings in some U.S. states during the three months ended March 31, 2022 and 2021.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2022 and December 31, 2021, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2021. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2021. There is no material adjustment to the valuation allowance at March 31, 2022.

Note 14. Leases

In January 2017, the Company entered into a lease agreement for 32,000 rentable square feet of office space located at 85 School Street, Watertown, Massachusetts. The lease term, which commenced in June 2017, was set to expire August 1, 2023. In August 2017, the Company entered into the First Amendment of the lease which extended the maturity date to January 31, 2024.

In November 2020, the Company entered into a lease agreement for 36,291 rentable square feet of office space on the 1st floor of the building located at 480 Pleasant Street, Watertown, Massachusetts. The lease term, which commenced in November 2020, is set to expire July 31 2028, with lease payments being made on a monthly basis. There is also an option to extend for 2 additional periods of 5 years, which is not reasonably certain to be exercised and therefore not included in the measurement of the lease.

In March 2019, the Company entered into a lease agreement for 25,000 rentable square feet of office space in the building located at 900 Middlesex Turnpike, Billerica, Massachusetts. The lease term, which commenced in July 2019, was set to expire July 1, 2026, with an option to extend for 2 additional periods of 5 years each, and required monthly payments. In December 2021, the Company entered into the First Amendment of the lease and expanded the office space by approximately 21,902 rentable square feet and extended the maturity date to May 31, 2029 (“Expansion Premises”). The Expansion Premises has not been made available to the Company as of March 31, 2022 and is therefore not included in the table below, as the lease term for the Expansion Premises has not commenced. The Expansion Premises is expected to commence in the second quarter of 2022. At lease commencement, the classification and measurement of the Expansion Premises will be determined and recognized on the balance sheet. The annual base rent for the Expansion Premises per the lease agreement is approximately $0.4 million for the first lease year, expected to begin in the first half of 2022, and is subject to annual increases of 3% thereafter. The undiscounted future minimum rent obligation is approximately $2.6 million.

Rent expense under the Company’s operating lease agreements was $0.6 million for the three months ended March 31, 2022 and 2021. There were not any financing, variable, or short term leases during the three months ended March 31, 2022 and 2021. Future minimum lease payments under these agreements are as follows as of the date of March 31, 2022:

(in thousands)	Amount
2022	$2,254
2023	3,069
2024	2,131
2025	2,087
2026	2,135
After 2026	3,843
Total future lease payments	$15,519
Less: interest	(1,936)
Present value of lease liabilities	$13,583

In December 2021, the Company entered into a lease agreement for 120,681 rentable square feet of office space located at 60 Tower Road, Waltham, Massachusetts (the “Premises”). The Premises has not been made available to the Company as of March 31, 2022 and is therefore not included in the table above, as the lease has not yet commenced. The lease term, which commences April 1, 2022, is set to expire September 30, 2031. At lease commencement, the classification and measurement of the lease will be determined and recognized on the balance sheet. The annual base rent under the lease is approximately $4.8 million for the first lease year, expected to commence in July 2022, and is subject to fixed annual increases. The undiscounted future minimum rent obligation is approximately $49.3 million. Per the lease agreement, the Company will provide a security deposit in the form of a letter of credit in the amount of approximately $0.8 million.

Three Months Ended March 31, 2022
Supplemental cash flow information:
Cash payments for operating leases included in cash flows from operating activities	613

March 31, 2022
Other lease information
Weighted-average remaining lease term - Operating leases	5.9 years
Weighted-average discount rate - Operating leases	3.2%

Future minimum lease payments under these agreements are as follows as of December 31, 2021:

(in thousands)	Amount
2022	$5,499
2023	8,314
2024	7,507
2025	7,594
2026	7,775
After 2026	31,412
Total future lease payments	$68,101

Note 15. Commitments and Contingencies

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

In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based out of Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. While the Company takes any claims of infringement seriously, Markforged believes that Continuous Composites’ claims are baseless and without merit. The Company intends to mount a vigorous defense against Continuous Composites in court. However, the Company can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against Markforged for significant damages. The Company does not believe that a loss is probable and did not record a loss contingency for the three months ended March 31, 2022.

Note 16. Net Profit (Loss) Per Share

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net profit (loss) and comprehensive income (loss)	$4,239	$(10,019)
Net profit (loss) attributable to common stockholders - Basic & Diluted	4,239	(10,019)
Denominator:
Weighted average shares outstanding - Basic	186,383,312	39,440,986
Add: Weighted average unvested options outstanding	4,576,079	—
Add: Dilutive effect of restricted units issued	141,292	—
Weighted average shares outstanding - Diluted	191,100,683	39,440,986
Net profit (loss) per common share:
Basic	0.02	(0.25)
Diluted	0.02	(0.25)

For the three months ended March 31, 2021, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options, restricted stock awards, warrants, and convertible preferred stock, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	For the Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	107,612,838
Unvested RSUs	4,607,701	—
Unvested awards	—	17,893,876
Warrants	8,525,000	180,928
Contingently issuable earnout shares	14,666,667	—
Total	27,799,368	125,687,642

Note 17. Segment Information

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Americas	$10,097	$10,425
EMEA	6,719	6,262
APAC	5,043	3,433
Total	$21,859	$20,120

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $9.5 million and $9.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s long-lived assets are substantially located in the United States, where the Company’s primary operations are located.

Note 18. Subsequent Events

On April 4, 2022, the Company acquired Teton Simulation Software (“Teton”) through a statutory merger in exchange for total consideration of $7.7 million, payable in a combination of cash and equity shares, of which $3.0 million is contingent on Teton meeting certain milestones in the future. Teton is a software company whose SmartSlice™ technology automates validation and optimizes part performance for additive manufacturing application. The Company will integrate Teton's technology with its printing software solution, Eiger™, as a subscription add-on that will offer manufacturing customers a streamlined workflow spanning part design, testing, optimization, validation and printing at the point of need, all on a single, cloud-based platform. The Company is currently in the process of finalizing the accounting for this transaction and expect to complete its preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the second quarter of 2022.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $21.9 million and $20.1 million for the three months ended March 31, 2022 and 2021, respectively, and incurred net profit of $4.2 million and net loss of $10.0 million, respectively, for those same periods. Net profit for the three months ended March 31, 2022 is inclusive of non-cash mark-to-market gains of $25.6 million. As of March 31, 2022, we had an accumulated deficit of $71.5 million. We expect to continue to incur net losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to continue to incur additional general and administrative expenses associated with operating as a public company. In addition, we will incur substantial spending to build out the global footprint of our sales network, continue investing in research and development to accelerate product innovation, and fund inorganic growth opportunities.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and premium software subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (which we also refer to as “Success Plans”) and premium software subscriptions. The Success Plan revenue stream primarily consists of hardware maintenance services generally realized over a period of one to three years. Premium software subscriptions relate to certain cloud software solutions sold separately from our standard cloud-based software platform offering that is fully integrated with our hardware. Recurring revenue was 34% and 29% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$21,859	$20,120	$1,739	9%
Cost of revenue	10,253	7,939	2,314	29%
Gross profit	11,606	12,181	(575)	(5)%
Operating expense
Sales and marketing	10,448	7,057	3,391	48%
Research and development	10,567	5,259	5,308	101%
General and administrative	11,743	8,863	2,880	32%
Total operating expense	32,758	21,179	11,579	55%
Loss from operations	(21,152)	(8,998)	(12,154)	135%
Change in fair value of warrant liabilities	693	(1,010)	1,703	(169)%
Change in fair value of contingent earnout liability	24,896	—	24,896	100%
Other expense, net	(219)	(13)	(206)	1585%
Interest expense	—	(4)	4	(100)%
Interest income	20	2	18	900%
Profit (loss) before income taxes	4,238	(10,023)	14,261	(142)%
Income tax benefit	(1)	(4)	3	(75)%
Net profit (loss) and comprehensive income (loss)	$4,239	$(10,019)	$14,258	(142)%

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

The following table sets forth the changes in the components of gross margin for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$21,859	$20,120	$1,739	9%
Cost of revenue	10,253	7,939	2,314	29%
Gross profit	11,606	12,181	(575)	(5)%
Gross margin	53%	61%	—	(12)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Hardware	$14,517	$14,239	$278	2%
Consumables	5,456	4,617	839	18%
Services	1,886	1,264	622	49%
Total Revenue	$21,859	$20,120	$1,739	9%

Consolidated revenue for the three months ended March 31, 2022 was $21.9 million compared with revenue of $20.1 million for the three months ended March 31, 2021 representing an increase of 9%, primarily driven by an increase in hardware pricing and a change in the mix of product sales, as well as increases in consumable and service revenue over the comparable period.

Hardware revenue increased approximately 2% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Adjusting for the impact of the single largest transaction to-date, which was a $8 million transaction that occurred in the fourth quarter of 2020 and contributed $1.2 million to hardware revenue in the first quarter of 2021, hardware revenue increased approximately 12% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in revenue was primarily due to an increase in unit prices effective at the end of the fourth quarter of 2021 and sales of next-gen hardware models, specifically the first shipments of the FX20. This was offset by a decrease in units sold of other high value composite printers, largely driven by the aforementioned fourth quarter of 2020 transaction. Consumables revenue increased approximately 18% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021; this was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased approximately 49% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven primarily by an increase in the percentage of hardware units sold with a warranty and maintenance contract throughout 2021, compared to 2020, as well as the introduction of software subscription services, including Eiger Fleet and Blacksmith.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended March 31, 2022 was $10.3 million compared with cost of revenue of $7.9 million for the three months ended March 31, 2021 representing an increase of 29%. This was primarily due to an increase in the cost of mechanical and electronic components, labor to support increased hardware and material sales, and rising freight and logistics costs. Gross profit for the three months ended March 31, 2022 was $11.6 million compared with gross profit of $12.2 million for the three months ended March 31, 2021 representing an decrease of 5%. Gross profit margin for the three months ended March 31, 2022 was 53% while the gross profit margin for the three months ended March 31, 2021 was 61%. The decline in consolidated gross profit is primarily due to the increased costs to procure supplies of mechanical and electronic components and increases in the cost of labor to support production; freight and logistics expenses in support of production; a shift in our product mix; and, the introduction of our newest printer, the FX20.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022		2021		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$10,448	48%	$7,057	35%	$3,391	48%
Research and development	10,567	48%	5,259	26%	5,308	101%
General and administrative	11,743	54%	8,863	44%	2,880	32%
Total operating expenses	$32,758	150%	$21,179	105%	$11,579	55%

Sales and marketing expense increased 48% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increased spending on personnel costs of $1.8 million, stock-based compensation of $0.8 million, director and officer liability insurance premiums of $0.4 million, software and subscription expenses of $0.4 million, tradeshow and event expenses of $0.3 million, and commissions of $0.2 million. The increases in expense are consistent with our increase in headcount as we execute our growth strategy. This was offset by a temporary decrease in advertising and demand generation expense of $0.8 million over the comparative period. Continuing optimization of our demand generation strategy led to a decline in advertising expense in the first quarter of 2022; however, we expect to increase our investment in advertising throughout the remainder of 2022.

Research and development expense increased 101% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increases in personnel and contractor costs of $2.7 million. Stock-based compensation expenses increased $1.1 million, director and officer liability insurance premiums increased by $0.4 million over the comparable period. Consistent with our continued investment in development of new products, prototype research and development increased $1.0 million over the comparative period.

General and administrative expenses increased 32% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increased stock-based compensation expenses of $2.3 million, increased personnel and contractor costs of $1.1 million, director and officer liability insurance premiums of $0.4 million, due diligence expenses of $0.4 million related to the acquisition of Teton Simulation Software completed in the second quarter of 2022, $0.1 million increase in board of director fees, $0.1 million increase in audit fees, and $0.1 million increase in sales and use tax over the comparative period. The increases are consistent with the additions to our management team to position the company for future growth, and additional key personnel to support our public company infrastructure, and additional public company costs that began being incurred after the Merger. These increases were offset by a $1.9 million decrease in litigation fees in the first quarter of 2022 compared to the first quarter of 2021 due to litigation that was settled in the first quarter of 2021.

Change in fair value of warrant liabilities and contingent earnout liability

The following table sets forth Change in fair value of derivative liabilities, other (expense) income, net, interest expense, and interest income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$693	$(1,010)	$1,703	(169)%
Change in fair value of contingent earnout liability	24,896	—	24,896	100%

Fair value of derivative liabilities decreased creating additional income of $25.6 million for the three months ended March 31, 2022, compared to loss of $1.0 million during the three months ended March 31, 2021, primarily related to the change in fair value of the derivative liability for the earnout shares of $24.9 million, calculated as the change in value between December 31, 2021 of $59.7 million and the value as of March 31, 2022 of $34.8 million. The changes in fair value directly correlate with the change in the Company's common stock price between the December 31, 2021 and March 31, 2022.

Provision for income taxes

We recorded a de minimis benefit for income taxes for the three months ended March 31, 2022 and 2021, respectively.

Non-GAAP Profit (Loss)

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the below non-GAAP profit (loss) financial measure, that excludes one-time charges and certain non-cash items, is useful in evaluating the performance of our business.

We define non-GAAP profit (loss) as net profit (loss) and comprehensive income (loss) less stock-based compensation expense, net change in fair value of warrant liabilities and contingent earnout liabilities, and non-recurring transaction costs.

We monitor non-GAAP profit (loss) as a measure of our overall business performance, which enables us to analyze our past and future performance without the effects of non-cash items and/or one-time charges. While we believe that non-GAAP profit (loss) is useful in evaluating our business, non-GAAP profit (loss) is a non-GAAP financial measure that has limitations as an analytical tool. Non-GAAP profit (loss) can be useful in evaluating our performance by eliminating the effect of financing, capital expenditures, and non-cash expenses such as stock-based compensation, however, we may incur such expenses in the future which could impact future results. We also believe that the presentation of the non-GAAP financial measures in this Quarterly Report on Form 10-Q provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

In addition, other companies, including companies in our industry, may calculate non-GAAP metrics differently or not at all, which reduces the usefulness of this measure as a tool for comparison.

We recommend that you review the reconciliation of non-GAAP profit (loss) to net income (loss), the most directly comparable GAAP financial measure, and that you not rely on any single financial measure to evaluate our business.

Non-GAAP Profit (Loss)

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net profit (loss) and comprehensive income (loss)	$4,239	$(10,019)
Stock compensation expense	5,422	1,194
Change in fair value of warrant liabilities	(693)	1,010
Change in fair value of contingent earnout liability	(24,896)	—
Transaction expense	400	—
Non-GAAP loss	$(15,528)	$(7,815)

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash balances of $269.1 million as of March 31, 2022. We incurred net profit of $4.2 million and net loss of $10.0 million for the three months ended March 31, 2022 and 2021, respectively.

As noted in the “Recent Developments” section, we completed the Merger with AONE in 2021. At Closing we received $288.8 million in cash, which we expect to provide funding for the build out of the global footprint of our sales network, continued investing in research and development to accelerate product innovation, as well as the potential funding of inorganic growth opportunities.

Currently we generate negative operating cash flows as we pursue further business growth. Our cash and cash equivalents balance as of March 31, 2022 of $269.1 million is more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing for this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the three months ended March 31, 2022 and 2021

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Three Months Ended March 31,		Change
(dollars in thousands)	2022	2021	$	%
Net cash used in operating activities	$(19,247)	$(6,588)	$(12,659)	192%
Net cash used in investing activities	(798)	(375)	(423)	113%
Net cash provided by (used in) financing activities	580	(6,738)	7,318	(109)%
Net change in cash and cash equivalents	$(19,465)	$(13,701)	$(5,764)	42%

Cash flow from operations

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $19.2 million and $6.6 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Operating cash flows before changes in working capital	$(14,699)	$(7,332)
Changes in working capital	(4,548)	744

The changes in working capital for the three months ended March 31, 2022 were due to the cyclical nature of the business which result in higher sales and related costs in the third and fourth quarters. This led to a decrease in accounts payable and accrued expenses of $4.2 million, increase in inventory of $2.5 million, and an increase in other current assets of $1.4 million. These cash uses were partially offset by decrease in accounts receivable of $4.0 million.

Cash flow from investing activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.4 million, respectively. The increase in cash used of $0.3 million was due to an increase in investments in property and equipment driven by an increase in headcount and related equipment needs.

Cash flow from financing activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2022 and net cash used in financing activities was $6.7 million for the three months ended March 31, 2021. The change in financing activities was primarily due to the repayment of the Paycheck Protection Program ("PPP") loan of $5.0 million and payment of transaction costs related to the Merger of $2.2 million during the three months ended March 31, 2021.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a history of losses since inception in 2013 until 2021 and funded our cash flow deficits primarily through the issuance of capital stock. As of March 31, 2022, we had an accumulated deficit of $71.5 million, including current year net profit of $4.2 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. In the three months ended March 31, 2022, one VAR generated an aggregate of 11% of revenue and 12% of our accounts receivable balance as of March 31, 2022. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

As a result of supply chain disruptions and the rise of inflation, we have experienced increasing costs and supply shortages that have continued in to 2022. We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruptions, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.

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

The private placement warrants issued to the Sponsor, and the Markforged Earnout Shares, are accounted for as liabilities recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

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

Markforged Holding Corporation

Date: May 12, 2022	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Mark Schwartz
Mark Schwartz
Chief Financial Officer (Principal Financial and Accounting Officer)