Form 10-Q
period 2022-06-30
Markforged Holding Corp
filed 2022-08-11
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 11, 2022, the registrant had 188,482,934 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, for example, statements about:

•
the benefits of the Merger, and other recent acquisitions and our ability to realize such benefits;
•
our financial performance;
•
the effect of uncertainties related to the COVID-19 pandemic and global supply chain disruptions;
•
the expected growth of the additive manufacturing industry;
•
our anticipated growth and our ability to achieve and maintain profitability in the future;
•
the impact of the regulatory environment and complexities with compliance related to such environment on us;
•
the effect of and our ability to respond to general economic, political and business conditions, including recent increases in interest rates, rising inflation, foreign exchange fluctuations and risk of recession;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2022 and December 31, 2021

(In thousands, except share data and par value amounts) (Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$243,216	$288,603
Accounts receivable, net	26,570	26,777
Inventory	19,321	10,377
Prepaid expenses	1,338	3,921
Other current assets	2,517	511
Total current assets	292,962	330,189
Property and equipment, net	6,939	6,349
Intangible assets, net	2,215	—
Goodwill	4,475	—
Right-of-use assets	46,689	—
Other assets	2,858	776
Total assets	$356,138	$337,314
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,518	$11,403
Accrued expenses	9,525	7,411
Deferred revenue	5,780	6,288
Lease liabilities	7,667	—
Other current liabilities	53	310
Total current liabilities	33,543	25,412
Long-term deferred revenue	4,083	3,742
Deferred rent	—	1,623
Contingent earnout liability	8,084	59,722
Long-term lease liabilities	41,497	—
Other liabilities	2,579	2,646
Total liabilities	89,786	93,145
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 188,482,934 and 185,993,058 shares issued at June 30, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	333,728	319,859
Accumulated deficit	(67,395)	(75,709)
Total stockholders’ equity	266,352	244,169
Total liabilities and stockholders’ equity	$356,138	$337,314

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2022 and 2021

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$24,227	$20,419	$46,086	$40,539
Cost of revenue	11,302	8,496	21,555	16,435
Gross profit	12,925	11,923	24,531	24,104
Operating expenses
Sales and marketing	12,873	8,255	23,321	15,312
Research and development	10,387	6,444	20,954	11,703
General and administrative	13,478	7,959	25,221	16,822
Total operating expenses	36,738	22,658	69,496	43,837
Loss from operations	(23,813)	(10,735)	(44,965)	(19,733)
Change in fair value of warrant liabilities	976	(241)	1,669	(1,251)
Change in fair value of contingent earnout liability	26,742	—	51,638	—
Other (expense) income, net	(171)	(104)	(390)	(117)
Interest expense	(9)	(5)	(9)	(9)
Interest income	354	1	374	3
Profit (loss) before income taxes	4,079	(11,084)	8,317	(21,107)
Income tax expense	4	6	3	2
Net profit (loss) and comprehensive income (loss)	$4,075	$(11,090)	$8,314	$(21,109)
Weighted average shares outstanding - basic	188,102,342	39,855,379	187,247,566	39,649,848
Weighted average shares outstanding - diluted	188,876,763	39,855,379	188,329,331	39,649,848
Net profit (loss) per share - basic	$0.02	$(0.28)	$0.04	$(0.53)
Net profit (loss) per share - diluted	0.02	(0.28)	0.04	(0.53)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2022 and 2021

(In thousands, except share data) (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit		Total
December 31, 2021	—	$—	185,993,058	$19	$319,859	—	$—	$(75,709)	$244,169	$244,169
Exercise of common stock options	—	—	942,836	—	580	—	—	—	580	580
Stock vested under compensation plan less shares withheld to cover taxes	—	—	182,066	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,285	—	—	—	4,285	4,285
Earnout stock-based compensation expense	—	—	—	—	1,137	—	—	—	1,137	1,137
Net income and comprehensive income	—	—	—	—	—	—	—	4,239	4,239	4,239
March 31, 2022	—	$—	187,117,960	$19	$325,861	—	$—	$(71,470)	$254,410	$254,410
Exercise of common stock options	—	—	443,712	—	916	—	—	—	916	916
Stock vested under compensation plan less shares withheld to cover taxes	—	—	319,165	—	(315)	—	—	—	(315)	(315)
Stock-based compensation expense	—	—	—	—	4,005	—	—	—	4,005	4,005
Earnout stock-based compensation expense	—	—	—	—	907	—	—	—	907	907
Issuance of Common Stock in connection with acquisitions	—	—	602,097	—	2,354	—	—	—	2,354	2,354
Net income and comprehensive income	—	—	—	—	—	—	—	4,075	4,075	4,075
June 30, 2022	—	$—	188,482,934	$19	$333,728	—	$—	$(67,395)	$266,352	$266,352

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit	Total
December 31, 2020	107,592,801	$137,497	39,510,108	$4	$5,538	483,479	$(1,450)	$(79,564)	$(75,472)	$62,025
Exercise of common stock options	—	—	714,170	—	356	—	—	—	356	356
Stock-based compensation expense	—	—	—	—	1,194	—	—	—	1,194	1,194
Exercise of Series D warrants	20,037	100	—	—	—	—	—	—	—	100
Net loss and comprehensive loss	—	—	—	—	—	—	—	(10,019)	(10,019)	(10,019)
March 31, 2021	107,612,838	$137,597	40,224,278	$4	$7,088	483,479	$(1,450)	$(89,583)	$(83,941)	$53,656
Exercise of common stock options	—	—	102,237	—	62	—	—	—	$62	$62

Stock-based compensation expense	—	—	—	—	1,777	—	—	—	1,777	1,777
Exercise of Series D warrants	71,139	355	—	—	—	—	—	—	—	355
Exercise of common stock warrants, net of shares withheld for exercise	—	—	179,572	—	1,793	—	—	—	1,793	1,793
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	(11,090)	(11,090)	(11,090)
June 30, 2021	107,683,977	$137,952	40,506,087	$4	$10,720	483,479	$(1,450)	$(100,673)	$(91,399)	$46,553

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

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021

(In thousands, except share data) (Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating Activities:
Net profit (loss)	$8,314	$(21,109)
Adjustments to reconcile net profit (loss) to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	3,634	841
Provision for doubtful accounts	144	378
Reserve for excess and obsolete inventory	132	56
Change in fair value of warrant liabilities	(1,669)	1,251
Change in fair value of contingent earnout liability	(51,638)	—
Stock-based compensation expense	10,334	2,971
Changes in operating assets and liabilities, net of effects of businesses acquired
Accounts receivable	68	(1,345)
Inventory	(9,076)	(1,430)
Prepaid expenses	2,583	(196)
Other current assets	(1,989)	559
Other assets	(652)	(60)
Accounts payable and accrued expenses	501	2,350
Other current liabilities	(82)	31
Deferred rent	—	409
Deferred revenue	(167)	(1,088)
Other long term liabilities	—	(2)
Other non-current lease liabilities	(2,011)	—
Net cash used in operating activities	(41,574)	(16,384)
Investing Activities:
Purchases of property and equipment	(1,531)	(1,039)
Cash paid for the acquisition, net of cash acquired	(2,033)	—
Net cash used in investing activities	(3,564)	(1,039)
Financing Activities:
Repayment of debt obligations	—	(5,022)
Payment of transaction costs for the Merger	—	(4,000)
Proceeds from exercise of Series D warrants	—	455
Proceeds from exercise of common stock options	1,496	419
Taxes paid related to net share settlement of equity awards	(315)	—
Net cash provided by (used in) financing activities	1,181	(8,148)
Net change in cash, cash equivalents, and restricted cash	(43,957)	(25,571)
Cash, cash equivalents, and restricted cash
Beginning of year	288,603	58,715
End of period	$244,646	$33,144

Supplemental disclosures of cash flow information
Cash and cash equivalents	$243,216	$33,144
Restricted cash in other noncurrent assets	1,430	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$244,646	$33,144
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$100	$—
Exercise of common stock warrants, net of shares withheld for exercise	—	1,793
Common stock issued for the acquisition	2,354
Deferred transaction costs included in accounts payable and accrued expenses	—	885
Additions to right of use assets and liabilities	36,246	—

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

Risks and Uncertainties

COVID-19 has had an impact on the Company’s results, since the second quarter of 2020, and the Company is unable to predict the ultimate impact that the virus may have on the business, future results of operations, financial position or cash flows. Further, the COVID-19 impact on the Company is largely dependent on future developments and subsequent government responses. The Company identified potential risks to the business to include certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, intangible assets, goodwill, and long-lived assets. As of and for the three and six months ended June 30, 2022 these risks were assessed and had no material impact on the realizability of accounts receivables, inventories, intangible assets, goodwill, long- lived assets or the related estimates used in the Company’s condensed consolidated financial statements. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include allowance for doubtful accounts, reserve for excess and obsolete inventory, fair value of contingent earnout liability, fair value of earnout share awards, fair value of the private placement warrant liability, assumptions in revenue recognition, and valuation of intangibles and goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consists of money market funds and credit card payments in-transit.

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash as of June 30, 2022 relates to deposits to secure letters of credit. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets.

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$971	$1,012	$1,021	$1,070
Additions	264	296	392	378
Write – offs	—	(63)	(7)	(64)
Recoveries	(77)	(80)	(248)	(219)
Balance at end of period	$1,158	$1,165	$1,158	$1,165

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2022
Money market funds included in cash and cash equivalents	$244,631	$—	$—	$244,631
Contingent earnout liability	—	—	8,084	8,084
Private placement warrant liability	—	—	977	977
Teton acquisition contingent earnout liability	—	—	1,602	1,602
December 31, 2021
Money market funds included in cash and cash equivalents	$286,890	$—	$—	$286,890
Contingent earnout liability	—	—	59,722	59,722
Private placement warrant liability	—	—	2,646	2,646

The Company remeasures its Common Stock Warrants (as defined below) and Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Black-Scholes option-pricing model and Binomial Lattice Model, respectively. The valuation of the earnout shares is based on a Monte Carlo simulation. The significant assumptions used in preparing the above models are disclosed in Note 14 Stock Warrants and Note 13 Earnout. The Teton Software Simulation ("Teton") contingent earnout is related to the development and business milestone metrics estimated using a scenario-based approach discussed in Note 4. All Silicon Valley Bank ("SVB") warrants were exercised in June 2021. There were no transfers between levels during the periods presented.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	SVB Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total Other Liabilities
Fair Value as of December 31, 2020	$—	$—	$545	$—	$545
Change in fair value	—	—	1,251	—	1,251
Derecognition of liability	—	—	(1,796)	—	(1,796)
Fair Value as of June 30, 2021	$—	$—	$—	$—	$—

Fair Value as of December 31, 2021	$59,722	$2,646	$—	$—	$62,368
Change in fair value	(51,638)	(1,669)	—	—	(53,307)
Additions	—	—	—	1,602	1,602
Fair Value as of June 30, 2022	$8,084	$977	$—	$1,602	$10,663

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents held on deposit at one financial institution and accounts receivable. The Company does not require collateral from customers for amounts owed. At June 30, 2022, one customer represented 13% of the accounts receivable balance and at December 31, 2021 no one customer represented greater than 10% of the accounts receivable balance. For the three and six months ended June 30, 2022, one customer represented 12% of the total revenue. For the three and six months ended June 30, 2021, no one customer represented more than 10% of total revenue. Historically, the Company has not experienced any significant credit loss related to any individual customer.

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company did not identify any triggering events or record any impairment during the three and six months ended June 30, 2022 and 2021.

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $1.3 million and $2.3 million during the three and six months ended June 30, 2022, respectively, compared to $1.2 and $3.0 million for the three and six months ended June 30, 2021, respectively.

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

Warranty reserves are included within accrued expenses on the condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$805	$538	$658	$564
Additions to warranty reserve	141	366	427	633
Claims fulfilled	(156)	(336)	(295)	(629)
Balance at end of period	$790	$568	$790	$568

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

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three and six months ended June 30, 2022, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied, could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” As the Private Placement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date as part of change in fair value of derivative liabilities, as described in Note 14. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder. The Public Warrants are not precluded from being considered indexed to the Company’s stock and were recognized at fair value in stockholders’ equity on the closing of the Merger.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, A-Star, the sponsor of AONE (the "Sponsor") surrendered 2,610,000 shares ("Sponsor Earnout Shares") and eligible Markforged equity holders were entitled to receive as additional merger consideration 14,666,667 shares of the Company’s Common Stock ("Markforged Earnout Shares") upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 13). The contingent obligations to issue Markforged Earnout Shares in respect of Markforged common stock and release from lock-up Sponsor Earnout Shares, are accounted for as liability classified instruments in accordance with Accounting Standards Codification Topic 815-40, as the Earnout Triggering Events that determine the number of Sponsor and Markforged Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of common stock of Markforged. The liability was recognized at the reverse recapitalization date and is subsequently remeasured at each reporting date with changes in fair value recorded in the condensed consolidated statements of operations.

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

The estimated fair values of the Sponsor Earnout Shares, Markforged Earnout Shares, and Earnout RSUs were determined by using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the five-year Earnout Period as defined in Note 13. The preliminary estimated fair values of Sponsor Earnout Shares, Markforged Earnout Shares, and Earnout RSUs were determined using the most reliable information available, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.

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

Teton Software Simulation Contingent Earnout

Contingent consideration represents potential future payments that the Company may be required to pay in the event negotiated milestones are met in connection with a business acquisition. Contingent consideration is recorded as a liability at the date of acquisition at fair value. The fair value of contingent consideration related to the development milestone and business milestone metrics is estimated using a scenario-based approach, which is a special case of the income approach that uses several possible future scenarios. Under this approach, the value of the milestone payment is calculated as the probability-weighted payment across all scenarios. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of the milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value in the Company’s consolidated statements of operations. See Note 4 for additional information.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases as of the date of adoption or during the six months ended June 30, 2022.

Business Combinations

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company generally values the identifiable intangible assets acquired using a discounted cash flow model. The significant estimates used in valuing certain of the intangible assets, include, but are not limited to future expected cash flows of the asset, discount rates to determine the present value of the future cash flows and expected technology life cycles. Intangible assets are amortized over their estimated useful life; the period over which the Company anticipates generating economic benefit from the asset. Fair value adjustments subsequent to the acquisition date, that are not measurement period adjustments, are recognized in earnings.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is not amortized but is tested for impairment at least annually, or as circumstances indicate that the carrying value of the asset may not be recoverable through future operations. To assess if goodwill is impaired, the Company will perform a qualitative assessment to determine whether further impairment testing is necessary. The Company will then compare the carrying amount of the reporting unit to the fair value of the reporting unit. An excess carrying value over fair value would indicate that goodwill is impaired. The Company will perform an impairment assessment in the fourth quarter of 2022.

Intangible Assets

Intangible assets consist of identifiable intangible assets, specifically, developed technology, resulting from the Company’s acquisition of Teton Simulation Software. The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. To date, there have been no impairments of intangible assets. Intangible assets are amortized over their useful life.

Capitalized Software

The Company capitalizes qualifying internal-use software development costs, primarily related to its cloud platform. The costs consist of personnel costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, which is typically 3 years.

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
Note 4. Acquisition

On April 4, 2022, the Company acquired Teton Simulation Software (“Teton”) through a statutory merger in exchange for total consideration of $6.6 million, payable in a combination of cash and equity shares. Teton is a software company whose SmartSlice™ technology automates validation and optimizes part performance for additive manufacturing application. The Company will integrate Teton's technology with its printing software solution, Eiger™, as a subscription add-on that will offer manufacturing customers a streamlined workflow spanning part design, testing, optimization, validation and printing at the point of need, all on a single, cloud-based platform.

A portion of the acquisition consideration is contingent on achievement by Teton of certain business and development milestones, with a fair value of $1.6 million as of the date of acquisition that was determined to be unchanged as of June 30, 2022. The Company will pay up to $1.5 million of business related contingent consideration based on stated sales metrics, which had a fair value of $1.0 million as of the date of acquisition. If Teton reaches certain product technical milestones, the Company will pay out a maximum of $1.5 million in development contingent consideration, which had a fair value of $0.6 million as of the date of acquisition. Of the amount of cash and equity consideration indicated below, $0.25 million of the cash consideration and $0.25 million of the equity consideration has been “held-back.” This amount will be released 12 months following the Closing Date, unless there is a claim for indemnification. The holdback cash and shares are held on Markforged's balance sheet within accrued expenses and equity, respectively.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to Teton’s tangible and intangible assets and liabilities assumed, are considered preliminary and are based on the information available at the date of the acquisition. Goodwill will not be deductible for tax purposes.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration	$2,635
Equity consideration	2,354
Development milestone earnout fair value	1,020
Business milestone earnout fair value	582
Total consideration transferred	$6,591

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

Fair value of assets acquired:	At April 4, 2022
Cash and cash equivalents	$383
Accounts receivable	5
Other assets	17
Intangible assets	2,220
Goodwill	4,475
Assets acquired:	$7,100
Fair value of liabilities assumed:
Customer payable - cancelled contracts	$38
Accrued Expense for pre-acquisition expenses	231
Accrued Expense for grant repayment	240
Liabilities acquired:	$509

The estimated useful life of the identifiable intangible asset acquired, developed technology, is 7 years.

Note 5. Revenue

Contract Balances

For the three and six months ended June 30, 2022, the Company recognized $2.5 million and $3.9 million of revenue, respectively, from the deferred revenue account balances as of March 31, 2022 and December 31, 2021. For the three and six months ended June 30, 2021, the Company recognized $1.6 million and $3.6 million of revenue, respectively, from the deferred revenue account balance as of March 31, 2021 and December 31, 2020.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $3.7 million expected to be recognized in the remainder of 2022, $3.6 million expected to be recognized in 2023, $2.0 million expected to be recognized in 2024, and $0.6 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Hardware	$16,011	$14,331	$30,527	$28,569
Consumables	5,889	4,780	11,345	9,397
Services	2,327	1,308	4,214	2,573
Total Revenue	$24,227	$20,419	$46,086	$40,539

Note 6. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Machinery and equipment	$6,777	$6,091
Leasehold improvements	2,426	2,262
Computer equipment	2,098	1,764
Furniture and fixtures	447	367
Computer software	270	250
Construction in process	1,970	1,741
Property and equipment, gross	13,988	12,475
Less: Accumulated depreciation	(7,049)	(6,126)
Property and equipment, net	$6,939	$6,349

For the three and six months ended June 30, 2022, depreciation expense for property and equipment was $0.4 million and $0.9 million, respectively, compared to $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2021.

Note 7. Inventory

Inventory consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw material	$2,070	$853
Work in process	213	77
Finished goods	17,038	9,447
Total inventory	$19,321	$10,377

The Company maintained reserves for obsolete inventory of $1.1 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, obsolete inventory impairment related to finished goods is $0.9 million and $0.2 million is related to raw materials. As of December 31, 2021, obsolete inventory impairment related to finished goods is $0.8 million and $0.2 million is related to raw materials. The impairment of obsolete inventories are recorded within cost of revenue in the condensed consolidated statements of operations and comprehensive income (loss).

Note 8. Goodwill and Intangible Assets

The following tables summarizes the Company’s goodwill and intangible asset, all of which are related to the acquisition of Teton Simulation Software in April 2022 (in thousands):

(in thousands)	Goodwill
December 31, 2021	$—
Acquisition of Teton Simulation Software	4,475
June 30, 2022	$4,475

.	Estimated Useful Life (in years)	Gross carrying value	Accumulated Amortization	Net Book Value
Developed technology	7	$2,220	$(5)	$2,215

The Company recognized $5 thousand of amortization expense to costs of goods sold during the three and six months ended June 30, 2022. Revenue is the basis for the economic pattern used to determine the amortization schedule. Annual amortization expense for intangible assets is expected to be $16 thousand in 2022, $310 thousand in 2023, $553 thousand in 2024, $565 thousand in 2025, $429 thousand in 2026, and $417 thousand thereafter.

Note 9. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	June 30, 2022	December 31, 2021
Warranty reserve	$790	$658
Compensation, benefits, and expenses	3,380	4,360
VAR commissions	119	265
Professional services	3,600	1,725
Marketing and advertising	270	122
Teton acquisition holdback liability	250	—
Accrued taxes	267	149
Other	849	132
Total accrued expense	$9,525	$7,411

Note 10. Borrowings

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

Note 11. Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

As a result of the Merger, the convertible preferred stock was converted into Legacy Markforged common stock and recapitalized into Common Stock. There was no convertible preferred stock outstanding as of June 30, 2022. The following table summarizes details of convertible preferred stock authorized, issued and outstanding as of December 31, 2020. The Company has retroactively adjusted the shares issued and outstanding prior to July 14, 2021 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were converted:

	December 31, 2020
(in thousands, except for share counts)	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Liquidation Preference
Series Seed	18,233,848	17,062,642	$0.0649	$1,107	$1,107
Series A	28,725,920	27,354,298	0.3107	8,437	8,500
Series B	34,391,480	32,749,335	0.4635	15,096	15,180
Series C	14,468,290	13,777,449	2.1775	29,881	30,000
Series D	17,599,646	16,649,077	4.9906	82,976	83,089
Total convertible preferred stock	113,419,184	107,592,801		$137,497	$137,876

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2022	December 31, 2021
Common stock options outstanding and unvested RSU	18,653,953	20,267,035
Shares available for issuance under the 2021 plan	30,549,724	21,502,768
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	6,559,930	4,700,000
Total shares of authorized common stock reserved for future issuance	65,688,607	56,394,803

Note 12. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2022, 30,549,724 and 6,559,930 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the six months ended June 30, 2022 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	15,929,479	$1.81	8.71
Granted	—	—
Exercised	(1,386,548)	1.08
Forfeited	(1,612,180)	2.14
Outstanding at June 30, 2022	12,930,751	$1.97	7.46
Options exercisable at June 30, 2022	7,722,203	$1.85	7.18

The aggregate intrinsic value of stock options outstanding at June 30, 2022 was $1.9 million. As of June 30, 2022, the Company had 12,612,693 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Six Months Ended June 30,
(in thousands, except weighted average)	2022	2021
Intrinsic value of options exercised	$3,024	$6,450

In the six months ended June 30, 2022 and 2021, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the six months ended June 30, 2022, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2021	4,337,556	$9.12
Granted	2,275,783	3.29
Vested	(592,376)	8.84
Forfeited	(297,761)	8.88
Unvested at June 30, 2022	5,723,202	$7.47

Stock-Based Compensation Expense

The Company recorded compensation expense related to options and RSUs of $8.3 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. Total unrecognized stock-based compensation expense for the RSUs outstanding was $29.9 million at June 30, 2022, which is expected to be recognized over a weighted-average period of 3.0 years. Total unrecognized stock-based compensation expense for the options outstanding was $5.3 million at June 30, 2022, which is expected to be recognized over a weighted-average period of 1.9 years.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$957	$1,188	$1,944	$2,382
Restricted stock units	3,048	589	6,346	589
Stock-based compensation expense for restricted stock units and options	$4,005	$1,777	$8,290	$2,971

During the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense related to the Markforged Earnout of $0.9 million and $2.0 million, respectively. The unrecognized compensation expense related to the Markforged Earnout is $4.6 million and will be recognized over a remaining period of no more than 3.0 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$102	$62	$217	$89
Sales and marketing	775	237	1,624	320
Research and development	1,572	394	2,991	725
General and administrative	2,463	1,084	5,502	1,837
Total stock-based compensation expense	$4,912	$1,777	$10,334	$2,971

Note 13. Earnout

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

As discussed in Note 3. Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of June 30, 2022:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,250,633	6,042,188
Stock compensation	749,367	624,479
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of June 30, 2022 is $0.55 per share issuable upon Triggering Event I and $0.46 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	June 30,	July 14,
	2022	2021
Current stock price	$1.85	$8.56
Expected volatility	65.00%	70.00%
Risk-free interest rate	2.98%	0.85%
Dividend rate	—%	—%
Expected term (years)	4.00	5.00

Neither of the Earnout Triggering Events have occurred as of June 30, 2022 and therefore no earnout shares were distributed.

Note 14. Stock Warrants

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

The fair value is measured at each reporting date using the Black-Scholes model using the following inputs. The inputs below correspond to June 30, 2021:

June 30, 2021
Expected (remaining) option term (in years)	3.69
Expected volatility%	65.0%
Risk-free interest rate%	0.45%
Expected dividend yield%	0%
Fair value of common stock (per share)	$9.51

Management considers contemporaneous third-party valuations in its determination of the fair value of common stock. The fair value of common stock increased significantly in large part due to the change in the probability of special purpose acquisition company (SPAC) exit. For the June 30, 2021 valuation, the Company assigned a 95% probability of a SPAC exit and a 5% probability of staying a private company.

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

In accordance with the development agreement, 71,138 warrants vested during the three months ended June 30, 2021 and 91,175 warrants vested during the six months ended June 30, 2021. As a result, the Company recorded $0.4 and $0.5 million of expense related to the warrants for the three and six months ended June 30, 2021, respectively. The remaining 19,036 warrants outstanding and unvested as of June 30, 2021 were vested before the Merger.

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $1.0 million as of June 30, 2022. The Company recorded a gain of $1.0 million and $1.7 million, respectively, for the three and six months ended June 30, 2022, which is included in change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive income (loss).

The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model:

	June 30, 2022	July 14, 2021
Market price of public stock	$1.85	$8.56
Exercise price	$11.50	$11.50
Expected term (years)	4.04	5.01
Volatility	125.0%	39.1%
Risk-free interest rate	2.98%	0.85%
Dividend rate	0.0%	0.0%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 15. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a de minimis tax expense during the three and six months ended June 30, 2022 and 2021.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2022 and December 31, 2021, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2021. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2021. There is no material adjustment to the valuation allowance at June 30, 2022.

Note 16. Leases

In January 2017, the Company entered into a lease agreement for 32,000 rentable square feet of office space located at 85 School Street, Watertown, Massachusetts. The lease term, which commenced in June 2017, was set to expire August 1, 2023. In August 2017, the Company entered into the First Amendment of the lease which extended the maturity date to January 31, 2024.

In November 2020, the Company entered into a lease agreement for 36,291 rentable square feet of office space on the 1st floor of the building located at 480 Pleasant Street, Watertown, Massachusetts. The lease term, which commenced in November 2020, is set to expire July 31, 2028, with lease payments being made on a monthly basis. There is also an option to extend for 2 additional periods of 5 years, which is not reasonably certain to be exercised and therefore not included in the measurement of the lease.

In March 2019, the Company entered into a lease agreement for 25,000 rentable square feet of office space in the building located at 900 Middlesex Turnpike, Billerica, Massachusetts. The lease term, which commenced in July 2019, was set to expire July 1, 2026, with an option to extend for 2 additional periods of 5 years each, and required monthly payments. In December 2021, the Company entered into the First Amendment of the lease and expanded the office space by approximately 21,902 rentable square feet and extended the maturity date to May 31, 2029 (“Expansion Premises”). The Expansion Premises has not been made available to the Company as of June 30, 2022 and is therefore not included in the table below, as the lease term for the Expansion Premises has not commenced. In July 2022, the Company entered into the Amended and Restated First Amendment to the lease which modified the lease commencement date to November 1, 2022, when the lease premises are expected to be made available to the Company. In addition, the lease expiration date of the original premises and expansion premises was amended to October 31, 2029. The annual base rent for the Expansion Premises per the lease agreement is approximately $0.4 million for the first lease year, and is subject to annual increases of 3% thereafter. The undiscounted future minimum rent obligation is approximately $2.7 million.

In December 2021, the Company entered into a lease agreement for 120,681 rentable square feet of office space located at 60 Tower Road, Waltham, Massachusetts (the “Premises”). The lease term, which commenced April 1, 2022, is set to expire September 30, 2031. At lease commencement, the classification and measurement of the lease was determined and recognized on the balance sheet. The annual base rent under the lease is approximately $4.8 million for the first lease year, which commenced July 2022, and is subject to fixed annual increases. The undiscounted future minimum rent obligation is approximately $49.3 million, and the discounted right of use asset and liability on the date of commencement, April 1, 2022, was $36.2 million. Per the lease agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of approximately $0.8 million. This letter of credit is recorded as restricted cash within non-current other assets on the balance sheet.

Rent expense under the Company’s operating lease agreements was $2.0 million and $0.7 million for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, rent expense was $2.6 million and $1.3 million. There were not any financing, variable, or short term leases during the six months ended June 30, 2022 and 2021. Future minimum lease payments under these agreements are as follows as of June 30, 2022:

(in thousands)	Amount
2022	$3,268
2023	7,957
2024	7,140
2025	7,216
2026	7,385
After 2026	30,423
Total future lease payments	$63,389
Less: interest	(14,225)
Present value of lease liabilities	$49,164

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Supplemental cash flow information:
Cash payments for operating leases included in cash flows from operating activities	613	2,011

June 30, 2022
Other lease information
Weighted-average remaining lease term - Operating leases	8.3 years
Weighted-average discount rate - Operating leases	6.0%

Future minimum lease payments under these agreements are as follows as of December 31, 2021:

(in thousands)	Amount
2022	$5,499
2023	8,314
2024	7,507
2025	7,594
2026	7,775
After 2026	31,412
Total future lease payments	$68,101

Note 17. Commitments and Contingencies

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

In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based out of Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. While the Company takes any claims of infringement seriously, Markforged believes that Continuous Composites’ claims are baseless and without merit. The Company intends to mount a vigorous defense against Continuous Composites in court. However, the Company can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against Markforged for significant damages. The Company does not believe that a loss is probable and did not record a loss contingency for the three and six months ended June 30, 2022.

Note 18. Net Profit (Loss) Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net profit (loss) and comprehensive income (loss)	$4,075	$(11,090)	$8,314	$(21,109)
Net profit (loss) attributable to common stockholders - Basic & Diluted	4,075	(11,090)	8,314	(21,109)
Denominator:
Weighted average shares outstanding - Basic	188,102,342	39,855,379	187,247,566	39,649,848
Add: Weighted average unvested options outstanding	636,975	—	581,279	—
Add: Dilutive effect of restricted units issued	137,446	—	500,486	—
Weighted average shares outstanding - Diluted	188,876,763	39,855,379	188,329,331	39,649,848
Net profit (loss) per common share:
Basic	$0.02	$(0.28)	$0.04	$(0.53)
Diluted	0.02	(0.28)	0.04	(0.53)

For the three and six months ended June 30, 2021, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options, restricted stock awards, warrants, and convertible preferred stock, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	107,683,976	—	107,683,976
Unvested RSUs	5,585,756	1,419,093	5,096,729	1,419,093
Unvested option awards	5,155,894	12,142,483	2,577,947	12,142,483
Warrants	8,524,984	—	8,524,984	—
Contingently issuable earnout shares	14,666,667	—	14,666,667	—
Total	33,933,301	121,245,552	30,866,327	121,245,552

Note 19. Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Americas	$11,462	$9,806	$21,559	$20,232
EMEA	7,545	6,425	14,265	12,687
APAC	5,220	4,188	10,262	7,620
Total	$24,227	$20,419	$46,086	$40,539

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $10.6 million and $9.8 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, revenue in the United States was $20.1 million and $19.4 million. The Company’s long-lived assets are substantially located in the United States, where the Company’s primary operations are located.

Note 20. Subsequent Events

On July 11, 2022, the Company entered into a definitive agreement with Höganäs AB to acquire Digital Metal, the creator of a leading binder jetting solution known to be precise and reliable, extending the Company’s capabilities into high-throughput production of metal additive parts. Powder binder jetting complements the existing Digital Forge offering, and the Company believes the acquisition will expand the Company’s addressable market by solving new customer problems. As part of the transaction, the Company will pay Höganäs approximately $32.0 million in cash, approximately 4.1 million shares of Markforged common stock, and approximately $1.5 million in cash to settle certain intercompany balances, subject to certain adjustments. The acquisition of Digital Metal is expected to close during the third quarter of 2022, subject to customary conditions.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $46.1 million and $40.5 million for the six months ended June 30, 2022 and 2021, respectively, and incurred net profit of $8.3 million and net loss of $21.1 million, respectively, for those same periods. Net profit for the six months ended June 30, 2022 is inclusive of non-cash mark-to-market gains of $53.3 million. As of June 30, 2022, we had an accumulated deficit of $67.4 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to continue to incur additional general and administrative expenses associated with operating as a public company. In addition, we will incur substantial spending to build out the global footprint of our sales network, continue investing in research and development to accelerate product innovation, and fund inorganic growth opportunities.

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

Recent Developments

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

As a result of COVID-19 restrictions on facilities imposed to contain the spread of COVID-19, we experienced delays in shipments and installations as well as decreased utilization of our installed products, leading to a decrease in sales of consumables materials, which had an adverse effect on our revenue, especially in March and April 2020. In response, we undertook certain measures to mitigate the impacts of the COVID-19 pandemic on our financial position, cash flows and supply chain, including a reduction in force during 2020 to control headcount related costs. Moreover, we maintain compliance with federal, state and local rules and regulations, which may impact our attrition. Any requirements to impose obligations on our suppliers could impact our supply of raw materials and our results of operation and financial condition could be adversely affected.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and premium software subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (which we also refer to as “Success Plans”) and premium software subscriptions. The Success Plan revenue stream primarily consists of hardware maintenance services generally realized over a period of one to three years. Premium software subscriptions relate to certain cloud software solutions sold separately from our standard cloud-based software platform offering that is fully integrated with our hardware. Recurring revenue was 34% and 30% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Recurring revenue was 34% and 30% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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
•
Excess and obsolete material related to new product introductions;
•
The impact of COVID-19 and the global supply chain disruptions on the cost to both procure materials and ship materials and finished goods;
•
Growth in the number of customers utilizing our additive manufacturing products and changes in customer utilization rates, which affects sales of our consumable materials and may result in excess or obsolete inventories;
•
Our cost structure for manufacturing operations, including the impact of inflation, the extent to which we utilize contract manufacturers compared to in-house manufacturing, the ability to achieve economies of scale in our purchase volumes, and any impacts to changes in our manufacturing on our product warranty obligations; and
•
Our ability to directly monetize the capabilities of our software solutions in the future.

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

General and administrative

General and administrative expenses consist primarily of personnel-related costs for our executive leadership and finance, human resources and IT departments. We expect our general and administrative costs will increase over time as we expand our headcount to support growth in our global business.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities primarily includes the change in fair value of the contingent earnout liability and private placement warrant liability. Each was accounted for as a liability as of the date of the Merger and remeasured to fair value at the end of the reporting period.

Other (expense) income, net

Other (expense) income, net includes other non-operating expenses and income sources.

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

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$24,227	$20,419	$3,808	19%
Cost of revenue	11,302	8,496	2,806	33%
Gross profit	12,925	11,923	1,002	8%
Operating expense
Sales and marketing	12,873	8,255	4,618	56%
Research and development	10,387	6,444	3,943	61%
General and administrative	13,478	7,959	5,519	69%
Total operating expense	36,738	22,658	14,080	62%
Loss from operations	(23,813)	(10,735)	(13,078)	122%
Change in fair value of warrant liabilities	976	(241)	1,217	(505)%
Change in fair value of contingent earnout liability	26,742	—	26,742	100%
Other (expense) income, net	(171)	(104)	(67)	64%
Interest expense	(9)	(5)	(4)	80%
Interest income	354	1	353	35300%
Profit (loss) before income taxes	4,079	(11,084)	15,163	(137)%
Income tax benefit	4	6	(2)	(33)%
Net profit (loss) and comprehensive income (loss)	$4,075	$(11,090)	$15,165	(137)%

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

The following table sets forth the changes in the components of gross margin for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$24,227	$20,419	$3,808	19%
Cost of revenue	11,302	8,496	2,806	33%
Gross profit	12,925	11,923	1,002	8%
Gross margin	53%	58%	—	(9)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Hardware	$16,011	$14,331	$1,680	12%
Consumables	5,889	4,780	1,109	23%
Services	2,327	1,308	1,019	78%
Total Revenue	$24,227	$20,419	$3,808	19%

Consolidated revenue for the three months ended June 30, 2022 was $24.2 million compared with revenue of $20.4 million for the three months ended June 30, 2021 representing an increase of 19%, primarily driven by sales of our next-gen printers, specifically the FX20, as well as increases in consumable and service revenue over the comparable period.

Hardware revenue increased approximately 12% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in revenue was primarily due to a shift in sales to FX20 printers from legacy printers. Consumables revenue increased approximately 23% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in consumables revenue was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased approximately 78% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, including $0.4 million from reaching certain milestones of two long-term customers. The increase in services revenue was further driven by an increase in the percentage of hardware units sold with a warranty and maintenance contract during the preceding year, as well as the introduction of software subscription services, including Eiger Fleet and Blacksmith.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended June 30, 2022 was $11.3 million compared with cost of revenue of $8.5 million for the three months ended June 30, 2021 representing an increase of 33%. This was primarily due to an increase in the cost of mechanical and electronic components, labor to support increased hardware and material sales, and rising freight and logistics costs. Gross profit for the three months ended June 30, 2022 was $13.0 million compared with gross profit of $11.9 million for the three months ended June 30, 2021 representing an increase of 9%. Gross profit margin for the three months ended June 30, 2022 was 53% while the gross profit margin for the three months ended June 30, 2021 was 58%. The decline in consolidated gross profit is primarily due to the increased costs to procure supplies of mechanical and electronic components and increases in the cost of labor to support production; increases to freight and logistics expenses in support of production; a shift in our product mix; and, the introduction of our newest printer, the FX20.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022		2021		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$12,873	53%	$8,255	40%	$4,618	56%
Research and development	10,387	43%	6,444	32%	3,943	61%
General and administrative	13,478	56%	7,959	39%	5,519	69%
Total operating expenses	$36,738	152%	$22,658	111%	$14,080	62%

Sales and marketing expense increased 56% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to increased spending on personnel costs of $1.9 million, tradeshow and event expenses of $0.7 million, stock-based compensation of $0.5 million, market development funds of $0.4 million, and director and officer liability insurance premiums of $0.4 million. Consistent with the increase in events, travel related expenses increased by $0.5 million. The increases in expense are consistent with our increase in headcount as we execute our growth strategy.

Research and development expense increased 61% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to increases in personnel and contractor costs of $1.7 million. Stock-based compensation expenses increased $1.2 million. The increase in employee related costs are consistent with our investment in human capital to meet our innovation goals. Rent expense increased by $0.8 million due to the commencement of the new Waltham headquarters lease. Additionally, director and officer liability insurance premiums increased by $0.4 million over the comparable period.

General and administrative expenses increased 69% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to increased stock-based compensation expenses of $1.4 million, increased personnel and contractor costs of $1.0 million, one-time transaction costs of $0.9 million related to acquisitions, director and officer liability insurance premiums of $0.5 million, software and subscriptions of $0.4 million, and $0.2 million increase in audit fees over the comparative period. The additions to our management team, and corresponding increases in personnel costs, are consistent with our plans to position the company for future growth and to support our public company infrastructure. These increases were slightly offset by a $0.2 million decrease in recruiting costs. Rent expense increased by $0.2 million due to the commencement of the new Waltham headquarters lease.

Change in fair value of warrant liabilities and contingent earnout liability

The following table sets forth Change in fair value of derivative liabilities for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Change in fair value of warrant liabilities	$976	$(241)	$1,217	(505)%
Change in fair value of contingent earnout liability	26,742	—	26,742	100%

Fair value of derivative liabilities decreased creating additional income of $27.7 million for the three months ended June 30, 2022, compared to a loss of $0.2 million during the three months ended June 30, 2021, primarily related to the change in fair value of the derivative liability for the earnout shares. The changes in fair value directly correlate with the change in the Company's common stock price between March 31, 2022 and June 30, 2022.

Provision for income taxes

We recorded a de minimis expense for income taxes for the three months ended June 30, 2022 and 2021, respectively.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$46,086	$40,539	$5,547	14%
Cost of revenue	21,555	16,435	5,120	31%
Gross profit	24,531	24,104	427	2%
Operating expense
Sales and marketing	23,321	15,312	8,009	52%
Research and development	20,954	11,703	9,251	79%
General and administrative	25,221	16,822	8,399	50%
Total operating expense	69,496	43,837	25,659	59%
Loss from operations	(44,965)	(19,733)	(25,232)	128%
Change in fair value of warrant liabilities	1,669	(1,251)	2,920	(233)%
Change in fair value of contingent earnout liability	51,638	—	51,638
Other expense, net	(390)	(117)	(273)	233%
Interest expense	(9)	(9)	—	—
Interest income	374	3	371	12367%
Profit (loss) before income taxes	8,317	(21,107)	29,424	(139)%
Income tax (benefit) expense	3	2	1	50%
Net profit (loss) and comprehensive income (loss)	$8,314	$(21,109)	$29,423	(139)%

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

The following table sets forth the changes in the components of gross margin for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$46,086	$40,539	$5,547	14%
Cost of revenue	21,555	16,435	5,120	31%
Gross profit	24,531	24,104	427	2%
Gross margin	53%	59%	—	(10)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Hardware	$30,527	$28,569	$1,958	7%
Consumables	11,345	9,397	1,948	21%
Services	4,214	2,573	1,641	64%
Total Revenue	$46,086	$40,539	$5,547	14%

Consolidated revenue for the six months ended June 30, 2022 was $46.1 million compared with revenue of $40.5 million for the six months ended June 30, 2021 representing an increase of 14%, primarily driven by sales of our next-gen printers, specifically the FX20, as well as increases in consumable and service revenue over the comparable period.

Hardware revenue increased approximately 7% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in revenue was primarily due to a shift in sales to FX20 printers from legacy printers. This increase was partially offset by a decrease in units sold of other high value composite printers, largely driven by the $8.0 million transaction that occurred in the fourth quarter of 2020 and contributed $1.2 million to hardware revenue in the first quarter of 2021. Consumables revenue increased approximately 21% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021; this was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased approximately 64% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven primarily by an increase in the percentage of hardware units sold with a warranty and maintenance contract during the preceding year, as well as the introduction of software subscription services, including Eiger Fleet and Blacksmith.

Cost of revenue and gross profit

Consolidated cost of revenue for the six months ended June 30, 2022 was $21.6 million compared with cost of revenue of $16.4 million for the six months ended June 30, 2021 representing an increase of 31%. This was primarily due to an increase in the cost of mechanical and electronic components, labor to support increased hardware and material sales, and rising freight and logistics costs. Gross profit for the six months ended June 30, 2022 was $24.5 million compared with gross profit of $24.1 million for the six months ended June 30, 2021. Gross profit margin for the six months ended June 30, 2022 was 53% while the gross profit margin for the six months ended June 30, 2021 was 59%. The decline in consolidated gross profit is primarily due to the increased costs to procure supplies of mechanical and electronic components and increases in the cost of labor to support production; freight and logistics expenses in support of production; a shift in our product mix; and, the introduction of our newest printer, the FX20.

Operating expenses

The following table sets forth the components of operating expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$23,321	51%	$15,312	38%	$8,009	52%
Research and development	20,954	45%	11,703	29%	9,251	79%
General and administrative	25,221	55%	16,822	41%	8,399	50%
Total operating expenses	$69,496	151%	$43,837	108%	$25,659	59%

Sales and marketing expense increased 52% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to increased spending on personnel costs of $3.2 million, stock-based compensation of $1.3 million, director and officer liability insurance premiums of $0.8 million, and market development funds of $0.5 million. Tradeshows and event expenses increased by $0.5 million, internal meeting and event costs increased by $0.5 million, and travel related expenses increased by $0.7 million. The increases in expense are consistent with our increase in headcount as we execute our growth strategy.

Research and development expense increased 79% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to increases in personnel and contractor costs of $4.4 million. Stock-based compensation expenses increased $2.3 million and prototype R&D increased by $0.7 million. The increase in employee related costs are consistent with our investment in human capital to meet our innovation goals. Rent expense increased by $0.9 million due to the commencement of the new Waltham headquarters lease. Additionally, director and officer liability insurance premiums increased by $0.7 million over the comparable period.

General and administrative expenses increased 50% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to increased stock-based compensation expenses of $3.7 million, increased personnel and contractor costs of $2.1 million, due diligence expenses of $1.0 million related to acquisitions, director and officer liability insurance premiums of $0.9 million, software and subscriptions of $0.3 million, and $0.3 million increase in audit fees over the comparative period. The increases are consistent with the additions to our management team to position the company for future growth, and additional key personnel to support our public company infrastructure, and additional public company costs that began being incurred after the Merger. These increases were slightly offset by a $0.2 million decrease in recruiting costs.

Change in fair value of warrant liabilities and contingent earnout liability

The following table sets forth change in fair value of derivative liabilities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Change in fair value of warrant liabilities	$1,669	$(1,251)	$2,920	(233)%
Change in fair value of contingent earnout liability	51,638	—	51,638	100%

Fair value of derivative liabilities decreased creating additional income of $53.3 million for the six months ended June 30, 2022, compared to loss of $1.3 million during the six months ended June 30, 2021, primarily related to the change in fair value of the derivative liability for the Markforged Earnout Shares issued in connection with the Merger. The changes in fair value directly correlate with the change in our common stock price between December 31, 2021 and June 30, 2022.

Provision for income taxes

We recorded a de minimis expense for income taxes for the six months ended June 30, 2022 and 2021, respectively.

Non-GAAP Net Profit (Loss)

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the below non-GAAP net profit (loss) financial measure, that excludes one-time charges and certain non-cash items, is useful in evaluating the performance of our business. We define non-GAAP net profit (loss) as net profit (loss) and comprehensive income (loss) less stock-based compensation expense, net change in fair value of warrant liabilities and contingent earnout liabilities, and certain non-recurring expenses.

We monitor non-GAAP net profit (loss) as a measure of our overall business performance, which enables us to analyze our past and future performance without the effects of non-cash items and/or one-time charges. While we believe that non-GAAP net profit (loss) is useful in evaluating our business, non-GAAP net profit (loss) is a non-GAAP financial measure that has limitations as an analytical tool. Non-GAAP net profit (loss) can be useful in evaluating our performance by eliminating the effect of financing and non-cash expenses such as stock-based compensation, however, we may incur such expenses in the future which could impact future results. We also believe that the presentation of the non-GAAP financial measures in this Quarterly Report on Form 10-Q provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

Investors should note that beginning with the second quarter of 2022, we have modified the presentation of “non-recurring costs” included in non-GAAP gross margin, non-GAAP operating profit (loss), non-GAAP net profit (loss) and non-GAAP earnings per share metrics to include certain non-recurring litigation costs. We use these metrics to provide an understanding of the results of our core business performance and believe these non-recurring litigation costs are reflective of one-time expenses that are not indicative of the performance of our core business’ operations. This change increases “non-recurring costs” by $0.6 million and $1.0 million in the first and second quarters of 2022, respectively, and by $3.7 million and $0.9 million in the first and second quarters of 2021, respectively. To conform to the current period’s presentation, we have included non-recurring litigation costs as “non-recurring costs” when presenting the foregoing non-GAAP figures for the year to date period and periods presented for 2021.

In addition, other companies, including companies in our industry, may calculate non-GAAP metrics differently or not at all, which reduces the usefulness of this measure as a tool for comparison.

We recommend that you review the reconciliation of non-GAAP net profit (loss) to net income (loss), the most directly comparable GAAP financial measure, and that you not rely on any single financial measure to evaluate our business.

Non-GAAP Net Profit (Loss)

	Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net profit (loss) and comprehensive income (loss)	$4,075	$(11,090)	$8,314	$(21,109)
Stock compensation expense	4,912	1,777	10,334	2,971
Change in fair value of warrant liabilities	(976)	241	(1,669)	1,251
Change in fair value of contingent earnout liability	(26,742)	—	(51,638)	—
Non-recurring costs[1]	1,937	930	2,984	4,633
Non-GAAP net loss	$(16,794)	$(8,142)	$(31,675)	$(12,254)

1 Non-recurring expenses primarily relate to transaction and litigation expenses. Expenses for the six months ended June 30, 2022 include $1,047 of non-recurring costs incurred in the first quarter of 2022.

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash balances of $243.2 million as of June 30, 2022. We incurred net profit of $8.3 million and net loss of $21.1 million for the six months ended June 30, 2022 and 2021, respectively.

As noted in the “Recent Developments” section, we completed the Merger with AONE in 2021. At Closing we received $288.8 million in cash, which we expect to provide funding for the build out of the global footprint of our sales network, continued investing in research and development to accelerate product innovation, as well as the potential funding of inorganic growth opportunities.

Currently we generate negative operating cash flows as we pursue further business growth. Our cash and cash equivalents balance as of June 30, 2022 of $243.2 million is more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing for this Quarterly Report on Form 10-Q, including the future payment of $32.0 million due upon closing the Digital Metal acquisition (refer to Note 20 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the six months ended June 30, 2022 and 2021

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Six Months Ended June 30,		Change
(dollars in thousands)	2022	2021	$	%
Net cash used in operating activities	$(41,574)	$(16,384)	$(25,190)	154%
Net cash used in investing activities	(3,564)	(1,039)	(2,525)	243%
Net cash provided by (used in) financing activities	1,181	(8,148)	9,329	(114)%
Net change in cash and cash equivalents	$(43,957)	$(25,571)	$(18,386)	72%

Cash flow from operations

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $41.4 million and $16.4 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Operating cash flows before changes in working capital	$(30,749)	$(15,612)
Changes in working capital	(10,825)	(772)

Net cash used in operating activities was $41.6 million for the six months ended June 30, 2022, consisting of $8.3 million of net income, adjusted for non-cash items, which primarily consist of gains on changes in the fair value of liabilities of $53.3 million, stock-based compensation expense of $10.3 million, and depreciation, amortization, and non-cash lease interest of $3.6 million. Cash consumed by working capital increased $10.8 million for the six months ended June 30, 2022 due to the cyclical nature of the business, which results in higher sales and related costs in the third and fourth quarters. This led to increases in inventory in preparation of higher product demand causing an increase in inventory of $9.1 million and other current assets of $2.0 million. In addition, there was an decrease of $2.0 million to other non-current lease liabilities. These cash uses were partially offset by a decline in prepaid of expenses of $2.6 million due to the timing of when annual expenses are paid.

Net cash used in operating activities was $16.4 million for the six months ended June 30, 2022, primarily consisting of $21.1 million of net loss, adjusted for non-cash items, primarily stock-based compensation of $3.0 million, and cash consumed by working capital increased by $0.1 million.

Cash flow from investing activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $3.6 million and $1.0 million, respectively. The increase in cash used is directly related to the cash paid for the Teton acquisition, net of cash acquired, of $2.0 million.

Cash flow from financing activities

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2022 and net cash used in financing activities was $8.1 million for the six months ended June 30, 2021. The change in financing activities was primarily due to the repayment of the Paycheck Protection Program ("PPP") loan of $5.0 million and payment of transaction costs related to the Merger of $4.0 million during the six months ended June 30, 2021. This was slightly offset by an increase in proceeds from the exercise of stock options of $1.0 million over the comparable period.

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

Acquisitions

We account for business combinations using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period.

The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated useful life of each asset, can materially impact the consolidated statements of operations of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using a discount rate deemed appropriate by management that reflects the risks associated with such projected future cash flow. Significant estimates and assumptions include revenue growth rates and discount rates. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Goodwill and Intangible Assets

Goodwill is not amortized, but is reviewed at least annually for impairment or earlier, if an indication of impairment exists. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.

We have the option of first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test for goodwill or we can perform the quantitative impairment test without performing the qualitative assessment. In performing the qualitative assessment, we consider certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

If the results of the quantitative test indicate the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference between the fair value of the reporting unit and the carrying value.

The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the asset group is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset group exceeds its fair value.

We will complete our annual impairment test in the fourth quarter of 2022. We will continue to monitor and evaluate the carrying values. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a history of losses since inception in 2013 until 2021 and funded our cash flow deficits primarily through the issuance of capital stock. As of June 30, 2022, we had an accumulated deficit of $67.4 million, including current year net profit of $8.3 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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
•
the geographic distribution of our sales, and any related effects of foreign exchange rate fluctuations for sales and expenses that are not in U.S. dollars;
•
general economic and industry conditions that affect our costs and/or customer demand, such as increases inflation and interest rates, general economic slowdown and potential for recession; and
•
changes in accounting rules and tax laws.

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

Although we generally do not have long-term supply agreements, certain of our operating costs are fixed and cannot readily be reduced, which has an impact on our operating results. To the extent the demand for our products slows, or the additive manufacturing market contracts, we may be faced with excess manufacturing capacity and related costs that cannot readily be reduced, which will adversely impact our financial condition and results of operations. Conversely, because we generally do not have long-term supply agreements, we have recently experienced and expect to continue to be subject to the risk of significant cost increases and parts shortages by our suppliers, or decisions by our suppliers to cease selling certain parts and materials to us.

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
•
increased production costs, including due to general inflationary pressures on the supplies we procure, and unexpected delays; or
•
release of competitive products.

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

Demand for our product lines is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs, our competitors’ pricing and marketing strategies, general inflationary pressures, our customers’ budgets, the value our products bring to our customers and our desire to hit revenue goals can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our products and product lines could be negatively impacted and our business, results of operations and brand could suffer.

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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. In the six months ended June 30, 2022, one VAR generated an aggregate of 12% of revenue and 13% of our accounts receivable balance as of June 30, 2022. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

•
potential shortages and cost increases of some key components;
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

We rely on a limited number of third-party logistics providers for distribution of our products, and their failure to distribute our products effectively and in a cost effective manner would adversely affect our sales.

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

Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, such as our FX20 system, which will be the largest and most complex printer we have ever developed, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers and any component suppliers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Relatedly, certain of our components are sourced by a single supplier and, if the supply became disrupted as a result of insufficient quality, service delays or any other factor, our manufacturing efforts may be adversely affected. Any future design issues, unforeseen manufacturing problems, such as contamination of our or such third-party facilities, equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.

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

To manage growth in our operations and personnel, we will need to continue to scale and improve our operational, financial, and management controls, and our reporting systems and procedures, which will require significant capital expenditures, increasing our cost of operations and the reallocation of valuable management resources. As we scale, it may become more difficult and will require additional capital expenditures to maintain and increase the productivity of our employees, expand production, to address the needs of our actual and prospective customers, to further develop and enhance our products, and remain competitive against our competitors’ products. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources, including but not limited to investments related to our facilities. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, for example, if interest rates continue to rise and make debt financing prohibitively expensive, or such financing may not be available at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

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

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our services or a decrease in consumer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

We may be subject to environmental laws and regulations including, without limitation, the United States Toxic Substances Control Act (“TSCA”) and the Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”) concerning the use, import and export of chemicals and hazardous substances, such as chlorinated solvents. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. We could also be subject to significant fines or other civil and criminal penalties should we not achieve such compliance. Additionally, customer sentiment regarding the use of certain chemicals and hazardous substances could negatively impact our ability to sell certain products.

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
•
the volume of shares of our Common Stock available for public sale; and
•
general economic and political conditions, including but not limited to the COVID-19 pandemic, global supply chain disruptions, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

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

14,666,667 shares of our Common Stock may be issued (the “Markforged Earnout Shares”) upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 13 to our consolidated financial statements), and additional shares may be issued upon exercise of the outstanding warrants to purchase shares of our Common Stock. To the extent such additional shares of our Common Stock are issued, it will result in dilution to the holders of our Common Stock and an increase to the number of shares eligible for resale in the public market. Sales, or the potential for sales, of substantial numbers of such shares in the public market could increase the volatility of and/or adversely affect the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

3.2	Bylaws of Markforged Holding Corporation (incorporated by reference to Exhibit 3.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.1*	Amended and Restated First Amendment to Lease dated December 7, 2021, by and between 900 Middlesex Property Owner, LLC and MarkForged, Inc.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Markforged Holding Corporation

Date: August 11, 2022	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Mark Schwartz
Mark Schwartz
Chief Financial Officer (Principal Financial and Accounting Officer)