Form 10-Q
period 2022-09-30
Markforged Holding Corp
filed 2022-11-09
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 8, 2022, the registrant had 194,136,883 shares of common stock, $0.0001 par value per share, outstanding.

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
•
A future pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our products. The continued impact of the COVID-19 pandemic has caused a material on-going disruption to our business beginning in the second quarter of 2020 and the COVID-19 related supply chain disruptions have continued to adversely impact our business.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations of Markforged Holding Corporation (“Markforged,” the “Company,” “we,” “us”). These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “strive”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report on Form 10-Q include, for example, statements about:

•
the benefits of the Merger, and other recent acquisitions and our ability to realize such benefits;
•
our financial performance;
•
the effect of uncertainties related to the COVID-19 pandemic, or other future health pandemics and any related economic downturns and global supply chain disruptions;
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
•
our ability to maintain an effective system of internal control over financial reporting;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2022 and December 31, 2021

(In thousands, except share data and par value amounts) (Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$181,805	$288,603
Accounts receivable, net	30,135	26,777
Inventory	24,561	10,377
Prepaid expenses	3,647	3,921
Other current assets	2,918	511
Total current assets	243,066	330,189
Property and equipment, net	13,409	6,349
Intangible assets, net	15,377	—
Goodwill	31,249	—
Right-of-use assets	45,615	—
Other assets	3,150	776
Total assets	$351,866	$337,314
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,792	$11,403
Accrued expenses	9,878	7,411
Deferred revenue	6,781	6,288
Lease liabilities	7,778	—
Other current liabilities	21	310
Total current liabilities	35,250	25,412
Long-term deferred revenue	4,535	3,742
Deferred rent	—	1,623
Contingent earnout liability	8,740	59,722
Long-term lease liabilities	40,333	—
Other liabilities	4,944	2,646
Total liabilities	93,802	93,145
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 193,643,855 and 185,993,058 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	350,022	319,859
Accumulated deficit	(90,365)	(75,709)
Accumulated other comprehensive loss	(1,612)	—
Total stockholders’ equity	258,064	244,169
Total liabilities and stockholders’ equity	$351,866	$337,314

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2022 and 2021

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$25,208	$24,045	$71,294	$64,584
Cost of revenue	12,959	10,330	34,514	26,729
Gross profit	12,249	13,715	36,780	37,855
Operating expenses
Sales and marketing	11,783	10,399	35,104	25,711
Research and development	10,421	9,761	31,375	21,487
General and administrative	12,873	15,935	38,094	32,770
Total operating expenses	35,077	36,095	104,573	79,968
Loss from operations	(22,828)	(22,380)	(67,793)	(42,113)
Change in fair value of derivative liabilities	(448)	1,418	1,221	170
Change in fair value of contingent earnout liability	(656)	42,710	50,982	42,710
Other expense, net	(39)	(48)	(429)	(168)
Interest expense	(2)	(6)	(11)	(15)
Interest income	1,006	6	1,380	9
(Loss) profit before income taxes	(22,967)	21,700	(14,650)	593
Income tax expense (benefit)	3	(3)	6	(1)
Net (loss) profit	$(22,970)	$21,703	$(14,656)	$594
Weighted average shares outstanding - basic	189,766,945	162,942,990	188,225,543	81,373,265
Weighted average shares outstanding - diluted	189,766,945	167,091,320	188,225,543	85,407,166
Net (loss) profit per share - basic	$(0.12)	$0.13	$(0.08)	$0.01
Net (loss) profit per share - diluted	(0.12)	0.13	(0.08)	0.01

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2022 and 2021

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(22,970)	$21,703	$(14,656)	$594
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(1,612)	—	(1,612)	—
Total comprehensive income (loss), net of taxes of $0	$(24,582)	$21,703	$(16,268)	$594

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2022 and 2021

(In thousands, except share data) (Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
December 31, 2021	—	$—	185,993,058	$19	$319,859	—	$—	$(75,709)	$—	$244,169
Exercise of common stock options	—	—	942,836	—	580	—	—	—	—	580
Stock vested under compensation plan less shares withheld to cover taxes	—	—	182,066	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,285	—	—	—	—	4,285
Earnout stock-based compensation expense	—	—	—	—	1,137	—	—	—	—	1,137
Net income and comprehensive income	—	—	—	—	—	—	—	4,239	—	4,239
March 31, 2022	—	$—	187,117,960	$19	$325,861	—	$—	$(71,470)	$—	$254,410
Exercise of common stock options	—	—	443,712	—	916	—	—	—	—	916
Stock vested under compensation plan less shares withheld to cover taxes	—	—	319,165	—	(315)	—	—	—	—	(315)
Stock-based compensation expense	—	—	—	—	4,005	—	—	—	—	4,005
Earnout stock-based compensation expense	—	—	—	—	907	—	—	—	—	907
Issuance of Common Stock in connection with acquisitions	—	—	602,097	—	2,354	—	—	—	—	2,354
Net income and comprehensive income	—	—	—	—	—	—	—	4,075	—	4,075
June 30, 2022	—	$—	188,482,934	$19	$333,728	—	$—	$(67,395)	$—	$266,352
Exercise of common stock options	—	—	322,270	—	585	—	—	—	—	585
Stock vested under compensation plan less shares withheld to cover taxes	—	—	426,162	—	(167)	—	—	—	—	(167)
Stock-based compensation expense	—	—	—	—	4,773	—	—	—	—	4,773
Issuance of Common Stock in connection with acquisitions	—	—	4,100,000	—	9,840	—	—	—	—	9,840
Earnout stock-based compensation expense	—	—	—	—	513	—	—	—	—	513
Issuance of Common Stock in connection with acquisition earnout achievement	—	—	312,489	—	750	—	—	—	—	750
Net income (loss)	—	—	—	—	—	—	—	(22,970)	—	(22,970)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,612)	(1,612)
September 30, 2022	—	$—	193,643,855	$19	$350,022	—	$—	$(90,365)	$(1,612)	$258,064

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
December 31, 2020	107,592,801	$137,497	39,510,108	$4	$5,538	483,479	$(1,450)	$(79,564)	$—	$62,025
Exercise of common stock options	—	—	714,170	—	356	—	—	—	—	356
Stock-based compensation expense	—	—	—	—	1,194	—	—	—	—	1,194

Exercise of Series D warrants	20,037	100	—	—	—	—	—	—	—	100
Net loss and comprehensive loss	—	—	—	—	—	—	—	(10,019)	—	(10,019)
March 31, 2021	107,612,838	$137,597	40,224,278	$4	$7,088	483,479	$(1,450)	$(89,583)	$—	$53,656
Exercise of common stock options	—	—	102,237	—	62	—	—	—	—	$62
Stock-based compensation expense	—	—	—	—	1,777	—	—	—	—	1,777
Exercise of Series D warrants	71,139	355	—	—	—	—	—	—	—	355
Exercise of common stock warrants, net of shares withheld for exercise	—	—	179,572	—	1,793	—	—	—	—	1,793
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	(11,090)	—	(11,090)
June 30, 2021	107,683,977	$137,952	40,506,087	$4	$10,720	483,479	$(1,450)	$(100,673)	$—	$46,553
Exercise of common stock options	—	—	1,016,004	—	1,309	—	—	—	—	1,309
Stock-based compensation expense	—	—	—	—	2,803	—	—	—	—	2,803
Exercise of Series D warrants	19,036	95	—	—	—	—	—	—	—	95
Conversion of convertible preferred stock into common stock upon reverse recapitalization	(107,703,013)	(138,047)	107,703,013	11	138,036	—	—	—	—	—
Retirement of Treasury Stock upon reverse recapitalization	—	—	(483,479)	—	(1,450)	(483,479)	1,450	—	—	—
Repurchase of common stock upon reverse recapitalization	—	—	(4,499,998)	—	(45,000)	—	—	—	—	(45,000)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	20,456,333	2	113,176	—	—	—	—	113,178
Issuance of common stock related to PIPE Investment	—	—	21,000,000	2	209,998	—	—	—	—	210,000
Recognition of derivative liability related to earnout	—	—	—	—	(123,129)	—	—	—	—	(123,129)
Earnout stock-based compensation expense					5,621					5,621
Net profit (loss) and comprehensive income (loss)	—	—	—	—	—	—	—	21,703	—	21,703
September 30, 2021	—	$—	185,697,959	$19	$312,084	—	$—	$(78,970)	$—	$233,133

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

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2022 and 2021

(In thousands, except share data) (Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net (loss) profit	$(14,656)	$594
Adjustments to reconcile net profit (loss) to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	6,308	1,269
Provision for doubtful accounts	299	205
Reserve for excess and obsolete inventory	374	152
Change in fair value of warrant liabilities	(1,221)	(170)
Change in fair value of contingent earnout liability	(50,982)	(42,710)
Stock-based compensation expense	15,620	11,395
Transaction costs expensed	—	1,996
Changes in operating assets and liabilities, net of effects of businesses acquired	—
Accounts receivable	(3,137)	(7,676)
Inventory	(12,178)	(4,869)
Prepaid expenses	339	(3,901)
Other current assets	(2,202)	861
Other assets	(939)	(185)
Accounts payable and accrued expenses	242	4,317
Other current liabilities	(114)	(7)
Deferred rent	—	352
Deferred revenue	909	(418)
Other long term liabilities	—	—
Other non-current lease liabilities	(3,979)	—
Net cash used in operating activities	(65,317)	(38,795)
Investing Activities:
Purchases of property and equipment	(5,995)	(2,323)
Cash paid for acquisitions, net of cash acquired	(35,634)	—
Net cash used in investing activities	(41,629)	(2,323)
Financing Activities:
Repayment of debt obligations	—	(5,022)
Proceeds from Merger	—	132,926
Proceeds from PIPE investment	—	210,000
Repurchase of common stock	—	(45,000)
Payment of transaction costs for the Merger	—	(16,043)
Proceeds from exercise of Series D warrants	—	550
Proceeds from exercise of common stock options	2,081	1,727
Taxes paid related to net share settlement of equity awards	(482)	—
Net cash provided by financing activities	1,599	279,138
Effect of exchange rate changes on cash	(21)
Net change in cash, cash equivalents, and restricted cash	(105,368)	238,020
Cash, cash equivalents, and restricted cash
Beginning of year	288,603	58,715
End of period	$183,235	$296,735

Supplemental disclosures of cash flow information
Cash and cash equivalents	$181,805	$296,735
Restricted cash in other non-current assets	1,430	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$183,235	$296,735
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$2,733	$152
Recognition of contingent earnout liability related to earnout shares	—	123,129
Recognition of one public warrant acquired as part of the Merger in additional paid in capital	—	9,729
Recognition of private placement warrant liability upon Merger	—	5,702
Exercise of common stock warrants, net of shares withheld for exercise	—	1,796
Conversion of convertible preferred stock into common stock upon reverse recapitalization	—	138,047
Common stock issued for acquisitions	12,944	—
Additions to right of use assets and liabilities	36,451	—

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

Risks and Uncertainties

We continue to monitor, analyze, and respond to evolving developments regarding the ongoing COVID-19 pandemic and the subsequent economic downturn, which has had an impact on the Company’s results since the second quarter of 2020. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company arising out of the impact of the COVID-19 pandemic, including certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, intangible assets, goodwill, and long-lived assets, were assessed and had no material impact as of and for the three and nine months ended September 30, 2022. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Reporting Currency

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are their respective local currencies.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include allowance for doubtful accounts, reserve for excess and obsolete inventory, fair value of contingent earnout liability, fair value of earnout share awards, fair value of the private placement warrant liability, assumptions in revenue recognition, and valuation of intangibles and goodwill. The Company evaluates its estimates based on historical experience, current conditions, and various other assumptions that it believes are reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consists of money market funds and credit card payments in-transit.

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash as of September 30, 2022 relates to deposits to secure letters of credit. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets.

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$1,158	$1,165	$1,021	$1,070
Additions	555	226	947	604
Write – offs	—	(248)	(7)	(312)
Recoveries	(400)	(180)	(648)	(399)
Balance at end of period	$1,313	$963	$1,313	$963

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2022
Money market funds included in cash and cash equivalents	$180,501	$—	$—	$180,501
Contingent earnout liability	—	—	8,740	8,740
Private placement warrant liability	—	—	945	945
Teton acquisition contingent earnout liability	—	—	602	602
December 31, 2021
Money market funds included in cash and cash equivalents	$286,890	$—	$—	$286,890
Contingent earnout liability	—	—	59,722	59,722
Private placement warrant liability	—	—	2,646	2,646

The Company remeasures its SVB Common Stock Warrants (as defined below) and Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Black-Scholes option-pricing model and Binomial Lattice Model, respectively. The valuation of the earnout shares is based on a Monte Carlo simulation. The significant assumptions used in preparing the above models are disclosed in Note 14 Stock Warrants and Note 13 Earnout. The Teton Software Simulation ("Teton") contingent earnout is related to development and business milestone metrics estimated using a scenario-based approach discussed in Note 4. The Teton development milestone was met in the quarter ended September 30, 2022 and settled, with the exception of $0.02 thousand settled in the fourth quarter of 2022. All Silicon Valley Bank ("SVB") warrants were exercised in June 2021. There were no transfers between levels during the periods presented.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	SVB Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total Other Liabilities
Fair Value as of December 31, 2020	$—	$—	$545	$—	$545
Recognition of liability acquired as part of the Merger	123,129	5,702	—	—	128,831
Change in fair value	(42,710)	(1,418)	1,251	—	(42,877)
Exercise of common stock warrants	—	—	(1,796)	—	(1,796)
Fair Value as of September 30, 2021	$80,419	$4,284	$—	$—	$84,703

Fair Value as of December 31, 2021	$59,722	$2,646	$—	$—	$62,368
Recognition of liability acquired as part of acquisitions	$—	$—	$—	$1,602	$1,602
Change in fair value	(50,982)	(1,701)	—	480	(52,203)
Settlement of liability acquired as part of acquisitions	—	—	—	(1,480)	(1,480)
Fair Value as of September 30, 2022	$8,740	$945	$—	$602	$10,287

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents held on deposit at one financial institution and accounts receivable. The Company does not require collateral from customers for amounts owed. At September 30, 2022, one customer represented 11% of the accounts receivable balance and at December 31, 2021 one customer represented greater than 10% of the accounts receivable balance. For the nine months ended September 30, 2022, one customer represented 10% of total revenue. No one customer represented 10% or more of revenue for the three months ended September 30, 2022. For the three months ended September 30, 2021, one customer represented 14% of the total revenue, and for the nine months ended September 30, 2021 no one customer represented more than 10% of total revenue. Historically, the Company has not experienced any significant credit loss related to any individual customer.

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company did not identify any triggering events or record any impairment during the three and nine months ended September 30, 2022 and 2021.

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $1.1 million and $3.4 million during the three and nine months ended September 30, 2022, respectively, compared to $1.9 million and $5.0 million for the three and nine months ended September 30, 2021, respectively.

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

Warranty reserves are included within accrued expenses on the condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$790	$568	$658	$564
Additions to warranty reserve	245	155	672	395
Claims fulfilled	(313)	(130)	(608)	(366)
Balance at end of period	$722	$593	$722	$593

Warranty reserve is recorded through cost of revenue in the condensed consolidated statements of operations.

Segment Information

The Company determines its chief operating decision maker (“CODM”) based on the person responsible for making resource allocation decisions. Operating segments are components of the business for which the CODM regularly reviews discrete financial information.

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three and nine months ended September 30, 2022, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied, could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” As the Private Placement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations at each reporting date as part of change in fair value of derivative liabilities, as described in Note 14. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder. The Public Warrants are not precluded from being considered indexed to the Company’s stock and were recognized at fair value in stockholders’ equity on the closing of the Merger.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases as of the date of adoption or during the nine months ended September 30, 2022.

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

Intangible Assets

Intangible assets consist of identifiable intangible assets acquired, specifically, developed technology, customer relationships, and trade names. The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. To date, there have been no impairments of intangible assets. Intangible assets are amortized over their useful life.

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

Foreign Currency Translation

The assets and liabilities of our subsidiary, Digital Metal AB (“Digital Metal”), are translated from the local and functional currency (Swedish Krona) to U.S. dollars at exchange rates in effect at the end of the quarter, and the consolidated statements of operations are translated at the average exchange rate each month.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. All such differences are recorded in Other expense, net in the consolidated statements of operations. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. Differences are recorded in other comprehensive income.

Comprehensive Income (Loss)

The Company follows the requirements of ASC 220, Income Statement - Reporting Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components. The guidance requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income (loss).

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

The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. This guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted.

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

Upon its adoption of ASC 842 on January 1, 2022, the Company recognized operating lease right-of-use assets and related operating lease liabilities, which increased the Company’s total assets and total liabilities by $12.2 million and $14.0 million, respectively. The adoption of ASC 842 did not have a material impact on the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) or statement of cash flows and did not impact retained earnings.

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

Note 4. Acquisitions

Teton Simulation Software (“Teton”)

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

A portion of the acquisition consideration is contingent on achievement by Teton of certain business and development milestones, with a fair value of $1.6 million as of the date of acquisition. The Company will pay up to $1.5 million of business related contingent consideration based on stated sales metrics, which had a fair value of $0.6 million as of the date of acquisition. The fair value of this milestone remained unchanged as of September 30, 2022. The development earnout related to product technical milestones, which had a fair value of $1.0 million as of the date of acquisition. This milestone was met and $0.73 million of cash and 312,489 shares were disbursed in the third quarter of 2022. Of the development milestone payments due, $0.02 thousand remained accrued as of quarter end and was subsequently paid in the fourth quarter of 2022. Of the acquisition date cash and equity consideration indicated below, $0.25 million of the cash consideration and $0.25 million of the equity consideration has been “held-back.” This amount will be released 12 months following the Closing Date, unless there is a claim for indemnification. The holdback cash and shares are held on Markforged's balance sheet within accrued expenses and equity, respectively.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values of intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for developed technologies. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, discount rates, technology obsolescence curves, and EBITDA margins. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. Goodwill will not be deductible for tax purposes.

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

Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as the acquisition did not have a material impact on the Company's Condensed Consolidated Statements of Operations.

Digital Metal AB (“Digital Metal”)

On August 31, 2022 (the “Closing Date”), pursuant to a Sale and Purchase Agreement (the “Purchase Agreement”) by and between Markforged and Höganäs Aktiebolag, a limited liability company incorporated under the laws of Sweden (the “Seller”), the Company completed its previously announced acquisition (the “Acquisition”) of all of the outstanding share capital of Digital Metal AB, a limited liability company incorporated under the laws of Sweden (“Digital Metal”). At the closing, the Company issued

4,100,000 shares of common stock of the Company, and paid approximately $33.5 million in cash. The cash payment was comprised of $32.0 million related to the purchase price and $1.5 million to settle certain intercompany balances between the Seller and Digital Metal. The acquisition of Digital Metal, the creator of a precise and reliable binder jetting solution, extends Markforged's capabilities into high-throughput production of metal additive parts.

Digital Metal generated revenues of $0.1 million and net loss of $0.4 million during the period between the date of acquisition, August 31, 2022, and the end of the quarter, September 30, 2022. These amounts are reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values of intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for acquired technologies, relief-from-royalty method for trade names, and the distributor method for customer relationships. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates, technology obsolescence curves, and EBITDA margins. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill for the acquisition. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. Goodwill will not be deductible for tax purposes.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration	$33,500
Equity consideration	9,840
Total consideration transferred	$43,340

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

Fair value of assets acquired:	At August 31, 2022
Cash and cash equivalents	$579
Accounts receivable, net	535
Inventory	2,470
Prepaid and other assets	265
Fixed assets	2,755
Right-of-use asset	205
Intangible assets	13,710
Goodwill	27,813
Assets acquired:	$48,332
Fair value of liabilities assumed:
Accounts payable and accrued expenses	$873
Lease liability – short term	67
Deferred revenue	392
Deferred tax liability	3,528
Lease liability – long term	132
Liabilities acquired:	$4,992

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Useful Life
Acquired technology	$13,130	20 years
Customer relationships	500	9 years
Trade names	80	1 year

Pro Forma Information (Unaudited)

The following unaudited pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the acquisition of Digital Metal had occurred on January 1, 2021:

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)
	2022	2021	2022	2021
Net revenues	$25,590	$24,900	$73,205	$67,946
Net profit (loss)	(25,695)	21,698	(17,381)	593

Although actual results could differ from the pro forma results, the Company believes the pro forma results provide a reasonable basis for presenting the significant effects of the transactions. However, the pro forma results are not necessarily indicative of the results that would have occurred if the transaction had occurred at the beginning of fiscal year 2021, including potential synergies, and therefore does not represent what the actual net revenues and net loss would have been had the companies been combined as of this date.

Note 5. Revenue

Contract Balances

For the three and nine months ended September 30, 2022, the Company recognized $2.0 million and $5.1 million of revenue, respectively, from the deferred revenue account balances as of June 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2021, the Company recognized $1.3 million and $4.2 million of revenue, respectively, from the deferred revenue account balance as of June 30, 2021 and December 31, 2020.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $2.4 million expected to be recognized in the remainder of 2022, $5.2 million expected to be recognized in 2023, $2.6 million expected to be recognized in 2024, and $1.1 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Hardware	$17,571	$17,469	$48,098	$46,039
Consumables	5,568	4,899	16,913	14,295
Services	2,069	1,677	6,283	4,250
Total Revenue	$25,208	$24,045	$71,294	$64,584

Note 6. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Machinery and equipment	$8,880	$6,091
Leasehold improvements	2,445	2,262
Computer equipment	3,069	1,764
Furniture and fixtures	415	367
Computer software	214	250
Construction in process	4,967	1,741
Property and equipment, gross	19,990	12,475
Less: Accumulated depreciation	(6,581)	(6,126)
Property and equipment, net	$13,409	$6,349

For the three and nine months ended September 30, 2022, depreciation expense for property and equipment was $0.7 million and $1.6 million, respectively, compared to $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2021.

Note 7. Inventory

Inventory consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw material	$3,865	$853
Work in process	230	77
Finished goods	20,466	9,447
Total inventory	$24,561	$10,377

The Company maintained reserves for obsolete inventory of $1.3 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, obsolete inventory impairment related to finished goods is $1.1 million and $0.2 million is related to raw materials. As of December 31, 2021, obsolete inventory impairment related to finished goods is $0.8 million and $0.2 million is related to raw materials. The impairment of obsolete inventories are recorded within cost of revenue in the condensed consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The following tables summarizes the Company’s goodwill and intangible assets, all of which are related to the acquisitions of Teton Simulation Software in April 2022 and Digital Metal AB in August 2022 (in thousands):

(in thousands)	Goodwill
December 31, 2021	$—
Acquisition of Teton Simulation Software	4,475
Acquisition of Digital Metal	27,813
Foreign currency translation	(1,039)
September 30, 2022	$31,249

.	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$15,350	$(30)	$15,320
Customer relationships	9 years	500	(4)	496
Trade names	1 year	80	(6)	74
Foreign currency translation		(512)	(1)	(513)
Intangible Assets, net		$15,418	$(41)	$15,377

The Company recognized amortization expense of $25 thousand and $11 thousand to costs of goods sold and operating expense, respectively, during the three months ended September 30, 2022. The Company recognized amortization expense of $31 thousand and $11 thousand to costs of goods sold and operating expense, respectively, during the nine months ended September 30, 2022. Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which we anticipate continued use of the asset. The estimated future amortization expense for amortizable assets to be recognized is as follows as of September 30, 2022 (in thousands):

2022 (remaining three months)	$97
2023	895
2024	1,347
2025	1,797
2026	1,948
Thereafter	9,293
Total	$15,377

Note 9. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	September 30, 2022	December 31, 2021
Warranty reserve	$722	$658
Compensation, benefits, and expenses	4,028	4,360
VAR commissions	129	265
Professional services	3,186	1,725
Marketing and advertising	386	122
Teton acquisition holdback liability	250	—
Accrued taxes	325	149
Other	852	132
Total accrued expense	$9,878	$7,411

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

Note 11. Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

As a result of the Merger, the convertible preferred stock was converted into Legacy Markforged common stock and recapitalized into Common Stock. There was no convertible preferred stock outstanding as of September 30, 2022. The following table summarizes details of convertible preferred stock authorized, issued and outstanding as of December 31, 2020. The Company has retroactively adjusted the shares issued and outstanding prior to July 14, 2021 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were converted:

	December 31, 2020
(in thousands, except for share counts)	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Liquidation Preference
Series Seed	18,233,848	17,062,642	$0.0649	$1,107	$1,107
Series A	28,725,920	27,354,298	0.3107	8,437	8,500
Series B	34,391,480	32,749,335	0.4635	15,096	15,180
Series C	14,468,290	13,777,449	2.1775	29,881	30,000
Series D	17,599,646	16,649,077	4.9906	82,976	83,089
Total convertible preferred stock	113,419,184	107,592,801		$137,497	$137,876

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2022	December 31, 2021
Common stock options outstanding and unvested RSU	24,700,014	20,267,035
Shares available for issuance under the 2021 plan	23,746,924	21,502,768
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	6,559,930	4,700,000
Total shares of authorized common stock reserved for future issuance	64,931,868	56,394,803

Note 12. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2022, 23,746,924 and 6,559,930 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the nine months ended September 30, 2022 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending September 30, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	15,929,479	$1.81	8.71
Granted	—	—
Exercised	(1,708,818)	1.22
Forfeited	(1,834,604)	2.14
Outstanding at September 30, 2022	12,386,057	$1.97	7.19
Options exercisable at September 30, 2022	8,023,339	$1.87	6.94

The aggregate intrinsic value of stock options outstanding at September 30, 2022 was $1.9 million. As of September 30, 2022, the Company had 12,106,386 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Nine Months Ended September 30,
(in thousands, except weighted average)	2022	2021
Intrinsic value of options exercised	$3,238	$16,496

In the nine months ended September 30, 2022 and 2021, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the nine months ended September 30, 2022, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2021	4,337,556	$9.12
Granted	9,644,783	2.48
Vested	(1,045,217)	8.81
Forfeited	(623,165)	6.65
Unvested at September 30, 2022	12,313,957	$4.07

Stock-Based Compensation Expense

The Company recorded compensation expense related to options and RSUs of $13.1 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively. Total unrecognized stock-based compensation expense for the RSUs outstanding was $40.2 million at September 30, 2022, which is expected to be recognized over a weighted-average period of 3.2 years. Total unrecognized stock-based compensation expense for the options outstanding was $4.5 million at September 30, 2022, which is expected to be recognized over a weighted-average period of 1.6 years.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options	$784	$1,048	$2,727	$3,430
Restricted stock units	3,989	1,755	10,336	2,344
Stock-based compensation expense for restricted stock units and options	$4,773	$2,803	$13,063	$5,774

During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense related to the Markforged Earnout of $0.5 million and $2.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense related to the Markforged Earnout of $5.6 million.

The unrecognized compensation expense related to the Markforged Earnout is $3.9 million and will be recognized over a remaining period of no more than 2.8 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$130	$129	$347	$218
Sales and marketing	917	856	2,540	1,176
Research and development	1,326	2,043	4,317	2,768
General and administrative	2,913	5,396	8,416	7,233
Total stock-based compensation expense	$5,286	$8,424	$15,620	$11,395

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

As discussed in Note 3. Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of September 30, 2022:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,258,093	6,048,406
Stock compensation	741,907	618,261
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of September 30, 2022 is $0.60 per share issuable upon Triggering Event I and $0.49 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	September 30,	September 30,	July 14,
	2022	2021	2021
Current stock price	$1.98	$6.56	$8.56
Expected volatility	65.00%	70.00%	70.00%
Risk-free interest rate	4.13%	0.93%	0.85%
Dividend rate	—%	—%	—%
Expected term (years)	3.79	4.79	5.00

Neither of the Earnout Triggering Events have occurred as of September 30, 2022 and therefore no earnout shares were distributed.

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

The warrants were classified as a derivative liability within other liabilities prior to exercise in the condensed consolidated balance sheets and subsequent adjustments to fair value are shown in other expense in the condensed consolidated statements of operations.

The fair value is measured at each reporting date using the Black-Scholes model using the following inputs. The inputs below correspond to June 10, 2021:

June 10, 2021
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

In accordance with the development agreement, 19,036 warrants vested during the three months ended September 30, 2021 and 110,212 warrants vested during the nine months ended September 30, 2021. As a result, the Company recorded $0.4 and $0.6 million of expense related to the warrants for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there were no outstanding but unvested warrants remaining under the terms of the development agreement.

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $0.9 million as of September 30, 2022. The Company recorded a gain of $0.0 million and $1.7 million, respectively, for the three and nine months ended September 30, 2022, which is included in change in fair value of derivative liabilities on the condensed consolidated statements of operations.

The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model:

	September 30, 2022	September 30, 2021	July 14, 2021
Market price of public stock	$1.98	$6.56	$8.56
Exercise price	$11.50	$11.50	$11.50
Expected term (years)	3.79	4.79	5.01
Volatility	121.0%	66.0%	39.1%
Risk-free interest rate	4.13%	0.93%	0.85%
Dividend rate	0.0%	0.0%	0.0%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 15. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a de minimis tax expense (benefit) during the three and nine months ended September 30, 2022 and 2021.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2022 and December 31, 2021, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2021. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2021. There is no material adjustment to the valuation allowance at September 30, 2022.

On August 16, 2022, the Inflation Reduction Act was enacted into U.S. law. The Company does not currently expect that the Inflation Reduction Act will have a material impact on its income taxes.

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

In March 2019, the Company entered into a lease agreement for 25,000 rentable square feet of office space in the building located at 900 Middlesex Turnpike, Billerica, Massachusetts. The lease term, which commenced in July 2019, was set to expire July 1, 2026, with an option to extend for 2 additional periods of 5 years each, and required monthly payments. In December 2021, the Company entered into the First Amendment of the lease and expanded the office space by approximately 21,902 rentable square feet and extended the maturity date to May 31, 2029 (“Expansion Premises”). In July 2022, the Company entered into the Amended and Restated First Amendment to the lease which modified the lease commencement date to November 1, 2022, when the lease premises are expected to be made available to the Company. In addition, the lease expiration date of the original premises and expansion premises was amended to October 31, 2029. The annual base rent for the Expansion Premises per the lease agreement is approximately $0.4 million for the first lease year, and is subject to annual increases of 3% thereafter. The undiscounted future minimum rent obligation is approximately $2.7 million. The Expansion Premises has not been made available to the Company as of September 30, 2022 and is therefore not included in the table below, as the lease term for the Expansion Premises has not commenced.

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

Rent expense under the Company’s operating lease agreements was $2.5 million and $0.6 million for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, rent expense was $5.1 million and $1.9 million. There were not any financing, variable, or short term leases during the nine months ended September 30, 2022 and 2021. Future minimum lease payments under these agreements are as follows as of September 30, 2022:

(in thousands)	Amount
2022 (remaining three months)	$1,314
2023	8,026
2024	7,209
2025	7,256
2026	7,385
After 2026	30,423
Total future lease payments	$61,613
Less: interest	(13,502)
Present value of lease liabilities	$48,111

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	1,954	3,966

September 30, 2022
Other lease information
Weighted-average remaining lease term - Operating leases	8.1 years
Weighted-average discount rate - Operating leases	6.0%

Future minimum lease payments under these agreements are as follows as of December 31, 2021:

(in thousands)	Amount
2022	$5,499
2023	8,314
2024	7,507
2025	7,594
2026	7,775
After 2026	31,412
Total future lease payments	$68,101

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

In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based out of Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. While the Company takes any claims of infringement seriously, Markforged believes that Continuous Composites’ claims are baseless and without merit. The Company intends to mount a vigorous defense against Continuous Composites in court. However, the Company can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against Markforged for significant damages. The Company does not believe that a loss is probable and did not record a loss contingency for the three and nine months ended September 30, 2022.

Note 18. Net (Loss) Profit Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net (loss) profit	$(22,970)	$21,703	$(14,656)	$594
Net (loss) profit attributable to common stockholders - Basic & Diluted	(22,970)	21,703	(14,656)	594
Denominator:
Weighted average shares outstanding - Basic	189,766,945	162,942,990	188,225,543	81,373,265
Add: Weighted average unvested options outstanding	—	4,148,330	—	4,033,901
Add: Dilutive effect of restricted units issued	—	—	—	—
Weighted average shares outstanding - Diluted	189,766,945	167,091,320	188,225,543	85,407,166
Net (loss) profit per common share:
Basic	$(0.12)	$0.13	$(0.08)	$0.01
Diluted	(0.12)	0.13	(0.08)	0.01

For the three and nine months ended September 30, 2022, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options, restricted stock awards, warrants, and convertible preferred stock, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested RSUs	12,313,957	3,844,737	12,313,957	3,844,737
Unvested option awards	12,386,057	—	12,386,057	—
Warrants	8,524,984	8,524,984	8,524,984	8,524,984
Contingently issuable earnout shares	14,666,667	14,666,667	14,666,667	14,666,667
Total	47,891,665	27,036,388	47,891,665	27,036,388

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Americas	$12,591	$14,937	$34,150	$35,169
EMEA	5,353	5,118	19,618	17,804
APAC	7,264	3,990	17,526	11,611
Total	$25,208	$24,045	$71,294	$64,584

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $12.4 million and $14.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, revenue in the United States was $32.5 million and $33.7 million. The Company’s long-lived assets, inclusive of right-of-use assets, are substantially located in the United States, where the Company’s primary operations are located.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $71.3 million and $64.6 million for the nine months ended September 30, 2022 and 2021, respectively, and incurred a net loss of $14.7 million and net profit of $0.6 million, respectively, for those same periods. Net profit (loss) for the nine months ended September 30, 2022 and 2021 is inclusive of non-cash mark-to-market gains of $52.2 million and $42.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of $90.4 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, including growing our sales teams, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to continue to incur additional general and administrative expenses associated with operating as a public company. In addition, we will incur substantial spending to build out the global footprint of our sales network, continue investing in research and development to accelerate product innovation, and fund inorganic growth opportunities.

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

Recent Developments

Impact of Global Supply Chain Disruption and the COVID-19 Pandemic

We have experienced longer lead-times, higher costs, delays in procuring parts and materials, delays in production, and increased production labor costs. For example, we recently experienced longer lead times and capacity constraints in connection with the raw resources required to manufacture our printing material and we are also facing increased prices in connection with the procurement of the electronic components and custom metal fabricated parts for our printers. Partially due to these factors, we have experienced a longer and more costly production ramp-up of our new FX20 printer. We are working closely with our suppliers and customers to minimize impacts, and we continue to closely monitor availability of labor and supply of parts and materials required for our business. However, the extent to which our operations may continue to be impacted by supply-chain disruptions will depend largely on future developments, which are uncertain and cannot be accurately predicted, including the timing, pace and scale of the recovery of global economic conditions. The magnitude of the adverse impact on our financial condition, results of operations and cash flows will depend on the evolution of our supply chain difficulties.

We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the markets that we serve. The extent to which the COVID-19 pandemic may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on manufacturing technology as well as customers’ ability to pay for our products and services on an ongoing basis.

For more information on operations and risks related to the COVID-19 pandemic and global supply chain disruptions, please see the section of this Quarterly Report on Form 10-Q titled “Risk Factors — General Risk Factors, The global COVID-19 pandemic has significantly affected our business and operations”.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and premium software subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (which we also refer to as “Success Plans”) and premium software subscriptions. The Success Plan revenue stream primarily consists of hardware maintenance services generally realized over a period of one to three years. Premium software subscriptions relate to certain cloud software solutions sold separately from our standard cloud-based software platform offering that is fully integrated with our hardware. Recurring revenue was 30% and 27% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Recurring revenue was 33% and 29% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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
•
The impact of global supply chain disruptions on the cost to both procure materials and ship materials and finished goods;
•
Growth in the number of customers utilizing our additive manufacturing products and changes in customer utilization rates, which affects sales of our consumable materials and may result in excess or obsolete inventories;
•
Our cost structure for manufacturing operations, including the impact of inflation, the extent to which we utilize contract manufacturers compared to in-house manufacturing, the ability to achieve economies of scale in our purchase volumes, any impacts to changes in our manufacturing on our product warranty obligations and freight and logistics costs; and
•
Our ability to directly monetize the capabilities of our software solutions in the future.

We expect our gross margins to fluctuate over time, depending on the factors described above.

Research and development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative additive manufacturing technology, new printer products, development of proprietary printing materials, as well as activities that enhance the functionality of our offerings. Our research and development expenses consist primarily of employee-related personnel expenses, prototypes, facilities costs, and engineering services. We believe our research and development department is staffed at a level that enables us to innovate and develop products throughout 2023 and 2024.

Sales and marketing

Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, costs related to sales commissions, trade shows, advertising, facilities costs, and other demand generation services. We reorganized our go-to-market team during the fourth quarter of 2022, and expect that costs will stabilize as we continue to optimize our team.

General and administrative

General and administrative expenses consist primarily of personnel-related costs for our executive leadership and finance, human resources and IT departments. We believe our general and administrative costs have stabilized as we have completed our investments required to operate as a public company.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities primarily includes the change in fair value of the contingent earnout liabilities and private placement warrant liability. All were accounted for as liabilities as of the date of the Merger, or acquisition, and remeasured to fair value at the end of the reporting period.

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

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Inflation Reduction Act of 2022 will become effective beginning in Fiscal 2024. The Company does not currently expect that the Inflation Reduction Act will have a material impact on its income taxes.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented.

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$25,208	$24,045	$1,163	5%
Cost of revenue	12,959	10,330	2,629	25%
Gross profit	12,249	13,715	(1,466)	(11)%
Operating expense
Sales and marketing	11,783	10,399	1,384	13%
Research and development	10,421	9,761	660	7%
General and administrative	12,873	15,935	(3,062)	(19)%
Total operating expense	35,077	36,095	(1,018)	(3)%
Loss from operations	(22,828)	(22,380)	(448)	2%
Change in fair value of warrant liabilities	(448)	1,418	(1,866)	(132)%
Change in fair value of contingent earnout liability	(656)	42,710	(43,366)	(102)%
Other expense, net	(39)	(48)	9	(19)%
Interest expense	(2)	(6)	4	(67)%
Interest income	1,006	6	1,000	NM
(Loss) profit before income taxes	(22,967)	21,700	(44,667)	(206)%
Income tax benefit (expense)	3	(3)	6	(200)%
Net (loss) profit	$(22,970)	$21,703	$(44,673)	(206)%

________________

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

The following table sets forth the changes in the components of gross margin for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$25,208	$24,045	$1,163	5%
Cost of revenue	12,959	10,330	2,629	25%
Gross profit	12,249	13,715	(1,466)	(11)%
Gross margin	49%	57%	—	(15)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Hardware	$17,571	$17,469	$102	1%
Consumables	5,568	4,899	669	14%
Services	2,069	1,677	392	23%
Total Revenue	$25,208	$24,045	$1,163	5%

Consolidated revenue for the three months ended September 30, 2022 was $25.2 million compared with revenue of $24.0 million for the three months ended September 30, 2021 representing an increase of 5%, primarily driven by increases in consumable and service revenue over the comparable period.

Hardware revenue remained consistent during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Overall unit sales decreased over the three months ended September 30, 2022 driven by a shift in sales to higher value next-gen printers, specifically the FX20. Consumables revenue increased approximately 14% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in consumables revenue was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased approximately 23% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in services revenue was driven by an increase in the percentage of hardware units sold with a warranty and maintenance contract during the preceding year, as well as the introduction of software subscription services, including Eiger Fleet and Blacksmith.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended September 30, 2022 was $13.0 million compared with cost of revenue of $10.3 million for the three months ended September 30, 2021 representing an increase of 25%. This was primarily due to higher than anticipated costs to produce the initial units of our newest printer, the FX20, principally the cost of mechanical and electronic components, and labor to produce the FX20, and, more broadly across our product portfolio, rising freight and logistics costs. Gross profit for the three months ended September 30, 2022 was $12.2 million compared with gross profit of $13.7 million for the three months ended September 30, 2021 representing an decrease of 11%. Gross profit margin for the three months ended September 30, 2022 was 49% while the gross profit margin for the three months ended September 30, 2021 was 57%. The decline in consolidated gross profit is primarily due to the increased costs to procure supplies of mechanical and electronic components and increases in the cost of labor to produce the initial units of our newest printer, the FX20. Additionally, gross profit was impacted by increases to freight and logistics expenses in support of production, and a shift in our product mix.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$11,783	47%	$10,399	43%	$1,384	13%
Research and development	10,421	41%	9,761	41%	660	7%
General and administrative	12,873	51%	15,935	66%	(3,062)	(19)%
Total operating expenses	$35,077	139%	$36,095	150%	$(1,018)	(3)%

Sales and marketing expense increased 13% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to increased spending on personnel costs of $1.9 million, which was partially offset by a decline in contractor costs of $1.0 million as more roles were shifted in-house. Events and travel costs increased $0.5 million as more events were held, and rent increased $0.3 million due to the commencement of the new Waltham headquarters lease. The increases in expense are consistent with our increase in headcount over the comparable quarter as we executed on our growth strategy, and increased travel in the current year as a result of the lifting of travel restrictions from the COVID-19 pandemic. These increases were partially offset by a decline in demand generating advertising spending of $0.8 million due to a strategic shift by our marketing team to other advertising avenues.

Research and development expense increased 7% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to increases in personnel and contractor costs of $1.2 million. The increase in employee related costs are consistent with our investment in human capital to meet our innovation goals. Rent expense increased by $0.6 million due to the commencement of the new Waltham headquarters lease. These increases were offset by a decrease in stock-based compensation of $0.7 million due to the graded vested accounting for stock based compensation. In addition there was a decrease in prototype research and development of $0.4 million due to the phase of the development of the FX20 in the third quarter of 2021 versus current projects.

General and administrative expenses decreased 19% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to a decrease in stock-based compensation expense of $2.5 million due to the nature of graded vesting of expense, decreased legal expense of $1.5 million, and a decrease in the use of contractors of $0.7 million. Offsetting these decreases, rent expense increased by $0.8 million due to the commencement of the new Waltham headquarters lease and tax compliance costs of $0.2 million.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth Change in fair value of derivative liabilities for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Change in fair value of derivative liabilities	$(448)	$1,418	$(1,866)	(132)%
Change in fair value of contingent earnout liability	(656)	42,710	(43,366)	(102)%
Other expense, net	(39)	(48)	9	(19)%
Interest expense	(2)	(6)	4	(67)%
Interest income	1,006	6	1,000	NM

Fair value of derivative liabilities increased creating a loss of $1.1 million for the three months ended September 30, 2022, compared to net income of $44.1 million during the three months ended September 30, 2021, primarily related to the change in fair value of derivative liabilities for the SPAC earnout shares and the Teton development milestone achievement. The changes in fair value directly correlate with the change in the Company's common stock price over the period, and probability of earnout milestone achievement.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a de minimis expense (benefit) for income taxes for the three months ended September 30, 2022 and 2021, respectively.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$71,294	$64,584	$6,710	10%
Cost of revenue	34,514	26,729	7,785	29%
Gross profit	36,780	37,855	(1,075)	-3%
Operating expense
Sales and marketing	35,104	25,711	9,393	37%
Research and development	31,375	21,487	9,888	46%
General and administrative	38,094	32,770	5,324	16%
Total operating expense	104,573	79,968	24,605	31%
Loss from operations	(67,793)	(42,113)	(25,680)	61%
Change in fair value of warrant liabilities	1,221	170	1,051	618%
Change in fair value of contingent earnout liability	50,982	42,710	8,272	19%
Other expense, net	(429)	(168)	(261)	155%
Interest expense	(11)	(15)	4	(27)%
Interest income	1,380	9	1,371	NM
(Loss) profit before income taxes	(14,650)	593	(15,243)	NM
Income tax benefit	6	(1)	7	(700)%
Net (loss) profit	$(14,656)	$594	$(15,250)	NM

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

The following table sets forth the changes in the components of gross margin for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$71,294	$64,584	$6,710	10%
Cost of revenue	34,514	26,729	7,785	29%
Gross profit	36,780	37,855	(1,075)	(3)%
Gross margin	52%	59%	—	(12)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Hardware	$48,098	$46,039	$2,059	4%
Consumables	16,913	14,295	2,618	18%
Services	6,283	4,250	2,033	48%
Total Revenue	$71,294	$64,584	$6,710	10%

Consolidated revenue for the nine months ended September 30, 2022 was $71.3 million compared with revenue of $64.6 million for the nine months ended September 30, 2021 representing an increase of 10%, primarily driven by sales of increases in consumable and service revenue over the comparable period, as well as increased sales of our next-gen printers, specifically the FX20.

Hardware revenue increased approximately 4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in revenue was primarily due to a shift in sales to FX20 printers from legacy printers. This increase was partially offset by a decrease in units sold of other high value composite printers, largely driven by the $8.0 million transaction that occurred in the fourth quarter of 2020 and contributed $1.2 million to hardware revenue in the first quarter of 2021. Consumables revenue increased approximately 18% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021; this was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased approximately 48% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven primarily by an increase in the percentage of hardware units sold with a warranty and maintenance contract during the preceding year, as well as the introduction of software subscription services, including Eiger Fleet and Blacksmith.

Cost of revenue and gross profit

Consolidated cost of revenue for the nine months ended September 30, 2022 was $34.5 million compared with cost of revenue of $26.7 million for the nine months ended September 30, 2021 representing an increase of 29%. This was primarily due to higher than anticipated costs to produce the initial units of our newest printer, the FX20, principally the cost of mechanical and electronic components, and labor to produce the FX20, and, more broadly across our product portfolio, rising freight and logistics costs. Gross profit for the nine months ended September 30, 2022 was $36.8 million compared with gross profit of $37.9 million for the nine months ended September 30, 2021. Gross profit margin for the nine months ended September 30, 2022 was 52% while the gross profit margin for the nine months ended September 30, 2021 was 59%. The decline in consolidated gross profit is primarily due to the increased costs to procure supplies of mechanical and electronic components and increases in the cost of labor to produce the initial units of our newest printer, the FX20. Additionally, gross profit was impacted by increases to freight and logistics expenses in support of production, and a shift in our product mix.

Operating expenses

The following table sets forth the components of operating expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$35,104	49%	$25,711	40%	$9,393	37%
Research and development	31,375	44%	21,487	33%	9,888	46%
General and administrative	38,094	53%	32,770	51%	5,324	16%
Total operating expenses	$104,573	147%	$79,968	124%	$24,605	31%

Sales and marketing expense increased 37% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to increased spending on personnel costs of $5.7 million, stock-based compensation of $1.4 million, and market development funds of $0.7 million. Events and travel costs increased $2.2 million as COVID-19 restrictions lifted and more events were held compared to the comparable period. In addition, rent expense increased by $0.6 million due to the commencement of the new Waltham headquarters lease. The increases in expense are consistent with our increase in headcount as we execute our growth strategy. These increases were partially offset by a decline in contractor costs of $1.6 million as we shifted roles in-house, and a decline in demand generating advertising spending of $1.5 million due to a strategic shift by our marketing team to other advertising avenues.

Research and development expense increased 46% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to increases in personnel and contractor costs of $5.6 million, and stock-based compensation expenses increased $1.6 million. The increase in employee related costs are consistent with our investment in human capital to meet our innovation goals. In addition, rent expense increased by $1.4 million due to the commencement of the new Waltham headquarters lease.

General and administrative expenses increased 16% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to increased personnel and contractor costs of $1.6 million, and stock-based compensation of $1.2 million. The increases are consistent with the additions to our management team to position the company for future growth, and additional key personnel to support our public company infrastructure, and additional public company costs that began being incurred after the Merger. Rent expense increased by $0.9 million due to the commencement of the new Waltham headquarters lease. Director and officer insurance expense increased by $0.7 million over the comparable period, and software and subscription expense increased by $0.5 million as we invested in new tools to support our public company infrastructure. These increases were slightly offset by a $0.7 million decrease in recruiting costs.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth change in fair value of derivative liabilities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Change in fair value of derivative liabilities	$1,221	$170	$1,051	618%
Change in fair value of contingent earnout liability	50,982	42,710	8,272	19%
Other expense, net	(429)	(168)	(261)	155%
Interest expense	(11)	(15)	4	(27)%
Interest income	1,380	9	1,371	NM

Fair value of derivative liabilities decreased creating additional income of $52.2 million for the nine months ended September 30, 2022, compared to income of $42.9 million during the nine months ended September 30, 2021, primarily related to the change in fair value of the derivative liability for the Markforged Earnout Shares issued in connection with the Merger. The changes in fair value directly correlate with the change in our common stock price between each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by a decrease in the cash balance in our short-term investment accounts.

Provision for income taxes

We recorded a de minimis expense (benefit) for income taxes for the nine months ended September 30, 2022 and 2021, respectively.

Non-GAAP Net Profit (Loss)

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the below non-GAAP net profit (loss) financial measure, that excludes one-time charges and certain non-cash items, is useful in evaluating the performance of our business. We define non-GAAP net profit (loss) as net profit (loss) less stock-based compensation expense, net change in fair value of derivative liabilities and contingent earnout liabilities, and certain non-recurring expenses.

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

Investors should note that beginning with the second quarter of 2022, we have modified the presentation of “non-recurring costs” included in non-GAAP gross margin, non-GAAP operating profit (loss), non-GAAP net profit (loss) and non-GAAP earnings per share metrics to include certain non-recurring litigation costs. We use these metrics to provide an understanding of the results of our core business performance and believe these non-recurring litigation costs are reflective of one-time expenses that are not indicative of the performance of our core business’ operations. This change increases “non-recurring costs” by $0.6 million, $1.0 million, and $0.8 million in the first through third quarters of 2022, respectively, and by $3.7 million, $0.9 million, and $2.3 million in the first through third quarters of 2021, respectively. To conform to the current period’s presentation, we have included non-recurring litigation costs as “non-recurring costs” when presenting the foregoing non-GAAP figures for the year to date period and periods presented for 2021.

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

Non-GAAP Net Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net (loss) profit	$(22,970)	$21,703	$(14,656)	$594
Stock compensation expense	5,286	8,424	15,620	11,395
Change in fair value of derivative liabilities	448	(1,418)	(1,221)	(170)
Change in fair value of contingent earnout liability	656	(42,710)	(50,982)	(42,710)
Non-recurring costs	1,427	2,329	4,411	6,962
Non-GAAP net loss	$(15,153)	$(11,672)	$(46,828)	$(23,929)

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents balances of $181.8 million as of September 30, 2022. We incurred a net loss of $14.7 million and net income of $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Currently we generate negative operating cash flows as we pursue further business growth. Our cash and cash equivalents balance as of September 30, 2022 of $181.8 million is more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing for this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the nine months ended September 30, 2022 and 2021

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	$	%
Net cash used in operating activities	$(65,317)	$(38,795)	$(26,522)	68%
Net cash used in investing activities	(41,629)	(2,323)	(39,306)	NM
Net cash provided by financing activities	1,599	279,138	(277,539)	(99)%
Effect of exchange rate changes on cash	(21)	—	(21)	(100)%
Net change in cash and cash equivalents	$(105,368)	$238,020	$(343,388)	(144)%

Cash flow from operations

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $65.3 million and $38.8 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Operating cash flows before changes in working capital	$(44,258)	$(27,269)
Changes in working capital	(21,059)	(11,526)

Net cash used in operating activities increased by $26.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The change in operating cash flows before changes in working capital consists of an increase in net loss of $15.3 million, adjusted for non-cash items, primarily consisting of gains on changes in the fair value of liabilities of $9.3 million, offset by an increase in stock-based compensation expense of $4.2 million, and depreciation, amortization, and non-cash lease interest of $5.0 million. Cash consumed by working capital increased $9.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021; this was primarily driven by increases in inventory as we built additional printers in anticipation of stronger demand for our desktop series in the second half of 2022.

Cash flow from investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $41.6 million and $2.3 million, respectively. The increase in cash used is directly related to the cash paid for the acquisitions, net of cash acquired, completed in the second and third quarters of 2022.

Cash flow from financing activities

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2022 and net cash provided by financing activities was $279.1 million for the nine months ended September 30, 2021. The change in financing activities was primarily due to the Merger.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a history of losses since inception in 2013 until 2021 and funded our cash flow deficits primarily through the issuance of capital stock. As of September 30, 2022, we had an accumulated deficit of $90.4 million, including current year net loss of $14.7 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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

The continuing impact of the COVID-19 pandemic has significantly affected our business and operations, and the duration and extent to which this or other future health epidemics and any related economic downturns will impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide.

It has also created many negative headwinds that present risks to our business and results of operations. For example, it has generally disrupted the operations of our customers and prospective customers as well as our suppliers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. If our suppliers are unable to deliver the materials we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all. If we are unable to adequately purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.

Impacts to our business from the COVID-19 pandemic and any future health epidemics depends on multiple factors that cannot be accurately predicted, such as the duration and scope of the epidemic, the extent and effectiveness of containment actions, the disruption caused by such actions, including governmental responses, and the efficacy and rates of vaccines. Disruptions as a result of the COVID-19 pandemic or future health epidemics could result in reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. For example, in the first and second quarters of 2020, many of our customers reduced capital expenditures, which negatively impacted our revenue and results of operations. The COVID-19 pandemic caused significant supply chain disruptions that affected our ability to produce our products on time and at our projected cost. Further, we had to close and/or limit capacity at our headquarters and manufacturing facilities, which created operational challenges and introduced additional risks related to remote work. We cannot predict the impact that the COVID-19 pandemic or future health epidemics may have on our business and cannot guarantee that any such events will not materially and adversely affect our business and results of operations.

To the extent the COVID-19 pandemic or future health epidemics adversely affect our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, increases to costs and potential delays from reliance on global suppliers and distribution networks, continue to perform on existing contracts, develop and deploy new technologies, and expand our marketing capabilities and sales organization.

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

We have several additive manufacturing solutions and enhancements to existing products that are still under development. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. For example, we have experienced production challenges meeting demand for our FX20 printer, including issues procuring materials and production constraints, which limited revenue during the third quarter of 2022, and initial production costs have exceeded targets negatively impacting our gross margin. Even if we successfully complete the design, testing and manufacture for one or all of our products or enhancements under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

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
•
the impact of the COVID-19 pandemic, and future health epidemics, on production, distribution and demand for our products;
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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. In the nine months ended September 30, 2022, one VAR generated an aggregate of 10% of total revenue, and one VAR did represent 11% of our accounts receivable balance as of September 30, 2022. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

As a result of supply chain disruptions and the rise of inflation, we have experienced increasing costs and supply shortages that have continued into 2022. For example, we recently experienced longer lead times and capacity constraints in connection with the raw resources required to manufacture our printing material and we are also facing increased prices in connection with the procurement of the electronic components and custom metal fabricated parts for our printers, including our FX20 printer. We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruptions, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.

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

The recent events precipitated by the COVID-19 pandemic have created minor delays on the inbound supply chain at our partners and our own facilities. Additional delays on both inbound and outbound logistics have also created challenges. We have been able to identify alternative solutions such that none of the issues has had a material impact on our ability to fulfill demand. If disruptions to global businesses from the COVID-19 pandemic continue or worsen, our business could face greater supply chain delays and difficulty shipping or receiving products and materials, which could have a material adverse effect on our financial condition and results of operations.

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

We rely on a limited number of third-party logistics providers for shipping our products. Each third-party logistics provider stores our products in a limited number of warehouses where they prepare and ship our products based on digital instructions. The use of a limited number of third-party logistics providers increases the risk that a fire or damage from another type of disaster at any of the warehouses may result in a disruption of our commercialization efforts. Additionally, because we use a limited number of third-party logistics providers, if there is a disruption in the distribution channels of such third-party logistics providers, including but not limited to any disruption caused by global shipping capacity, labor shortages and the ongoing COVID-19 pandemic, or if these providers continue to increase their rates, our business and financial condition could be adversely impacted.

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

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain existing and new personnel. We experience intense competition for qualified senior management and other key personnel (including scientific, technical, manufacturing, engineering, financial and sales personnel) in the additive manufacturing industry, especially in the greater Boston area. In addition, we have experienced increased competition and shortages for skilled labor, particularly for the key roles noted above. Our personnel are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. There can be no assurance that we will be able to retain our current key personnel or attract new persons to join our organization in the future. Some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If our stock does not perform as well as other companies' our equity incentive programs may have reduced retentive value. These pressures could result in increased costs in order to provide competitive compensation packages to attract and retain key personnel. Moreover, new employees may not be as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products and enhancements to existing products.

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

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers, suppliers or fulfillment centers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our facilities, or those of our third-party contract manufacturers, suppliers, third-party logistics providers or customers are negatively impacted by such a disaster, production, shipment and installation of our additive manufacturing machines could be delayed, which can impact the period in which we recognize the revenue related to that additive manufacturing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases (including the outbreak of COVID-19) could have a negative effect on our operations and sales.

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

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. Declines in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. Economic uncertainty in Europe, the United States, India, Japan, China and other countries may cause customers and potential customers to further delay or reduce technology purchases. For example, since the first quarter of 2022, we have experienced reduced demand from European markets, which may be partially attributable to regional energy cost increases and uncertainty.

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

We may be subject to environmental laws and regulations including, without limitation, the United States Toxic Substances Control Act (“TSCA”) and the Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”) concerning the use, import and export of chemicals and hazardous substances, such as chlorinated solvents. Other countries may have more stringent requirements that lead to increased costs, which could have material adverse effect on our business, financial conditions, and results of operations. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. We could also be subject to significant fines or other civil and criminal penalties should we not achieve such compliance. Additionally, customer sentiment regarding the use of certain chemicals and hazardous substances could negatively impact our ability to sell certain products.

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

2.1

Sale and Purchase Agreement, dated as of July 11, 2022, by and among Markforged Holding Corporation and Höganäs Aktiebolag (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2022).

3.1	Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

3.2	Bylaws of Markforged Holding Corporation (incorporated by reference to Exhibit 3.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.1**	Amended and Restated First Amendment to Lease dated December 7, 2021, by and between 900 Middlesex Property Owner, LLC and MarkForged, Inc.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Markforged Holding Corporation

Date: November 9, 2022	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Mark Schwartz
Mark Schwartz
Chief Financial Officer (Principal Financial and Accounting Officer)