Form 10-K
period 2022-12-31
Markforged Holding Corp
filed 2023-03-17
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $180.4 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2023 was 195,622,835 .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K, except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

i

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

Company Overview

Our platform, The Digital Forge, is an easy-to-use, reliable and intelligent additive manufacturing platform powering engineers, designers and manufacturing professionals globally. The Digital Forge combines precise & reliable 3D printers and metal and composite proprietary materials with its cloud-based learning software offering to empower manufacturers to create more resilient and flexible supply chains. Markforged is based in greater Boston, Massachusetts, where we have our own in-house manufacturing facility where we design industrial 3D printers, software and metal and composite proprietary materials. We also own a design and manufacturing facility located in Hoganas, Sweden, and maintain several sales and sales support offices globally.

Designed to scale into the future, our software-enabled platform delivers clear value today to thousands of customers (including both direct customers and customers of our value added resellers that have purchased one or more of our products) around the world. Our customers have printed millions of parts, meeting customer needs across the entire product development lifecycle, including design-phase, tooling, production and aftermarket spares and replacement parts as well as mid-volume and high-volume production parts. Blue chip customers in leading-edge industries such as aerospace, military and defense, industrial automation, space exploration, healthcare and automotive rely on our platform for mission-critical, end-use parts on-demand and at the point-of-need.

Our portfolio of rugged 3D printers include: (i) desktop printers that produce quality parts in settings where space is limited, (ii) industrial composite printers that provide powerful, predictable functionality through their software, sensors, materials and print modes and (iii) metal printers that can fabricate strong, complex metal parts in a variety of advanced metals both in low volume and in higher volumes utilizing our metal binder jetting solution. Across all our models, our powerful yet easy-to-use platform, and our industrial-grade materials, enable engineers to make functional parts for manufacturing environments and other demanding applications.

Our proprietary software provides a single platform to interact with many of our hardware devices, driving consistent reliability for our customers. From simple file storage and versioning to accessible live telemetry, our products are designed to address the unseen minutiae that can inhibit manufacturers’ productivity. In a manufacturing ecosystem inundated with non-intuitive user experiences, the simplicity and power of our software drives adoption of our platform to empower manufacturing at the point of need.

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

Our patented Continuous Fiber Reinforcement (“CFR”) process uses continuous strands of composite fibers to make parts as strong as and capable of replacing aluminum. Our Metal X system is capable of printing 17-4 PH Stainless Steel, Copper, H13 Tool Steel, Inconel 635, and A2 and D2 Tool Steel to solve those demanding applications that require metal. These products connect to our secure cloud infrastructure and are controlled via web browser, providing a single, simple digital workflow for printing both carbon fiber and metal for organizations that scale from one user to thousands. We have the ability to leverage data from our existing global fleet of printers connected to cloud architecture to enhance our research and development capabilities for the future benefit of our customers. The data generated by our fleet of thousands of connected printers flows into Blacksmith, an AI-powered, closed-loop manufacturing solution, which is currently offered as a software subscription.

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

More broadly, modern manufacturing equipment and labor require complex supply chains made up of multiple hubs and nodes to function. Failure in any single supply node has the potential to compromise the entire supply chain. Digital manufacturing decouples part production from these complex systems, shortening supply chains by bringing manufacturing production onshore right at the point of need.

Additive Manufacturing has the Potential to Overcome Many of these Limitations.

Additive manufacturing as a category has the potential to overcome many of the limitations of conventional manufacturing. The new design capabilities provide significant possibilities for superior products that drive higher performance and more closely match customer preferences. The easy-to-use interface that operates our printers is more applicable to an emerging workforce that consists of digital natives trained in IT educational foundations. With additive manufacturing technology, manufacturers may now combat supply chain constraints, allowing them to respond more quickly to sharp changes in demand signals. Machines the size of microwave ovens that require no skilled labor can now help manufacturers circumvent expensive and time-consuming supply chains by printing parts when and where they are needed.

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

Markforged is Delivering the Promise of Additive Manufacturing Today.

We invented The Digital Forge, a platform designed to overcome both the constraints of conventional manufacturing as well as the limitations of legacy 3D printing solutions. Through The Digital Forge, manufacturers can produce metal and composite parts that are functionally applicable for the most demanding manufacturing applications. The parts printed on The Digital Forge are based in either a variety of metals, or a variety of continuous fibers, each providing high-strength materials for manufacturing applications. Moreover, the software that powers The Digital Forge was designed to be cloud-first. In contrast to legacy additive solutions, Markforged’s printers can be accessed and controlled from anywhere in the world and entire libraries of part inventory can be digitized and printed only when needed. This smart, simple, empowering and robust platform is designed to give engineers, designers and manufacturing professionals the power to solve their manufacturing problems today and build anything they imagine.

Our Growth Strategy

Our future growth is driven by five key strategies:

•
Continue to Fuel Integrated Platform with Software Solutions. Our integrated platform is designed to scale in both capability and size over time. As we invest additional resources into the feature set of our platform, we expect to be able to solve more customer problems and applications. As we solve more problems, customers will print more parts. As we print more parts, more data will be generated, making our premium software solutions, including Simulation, Blacksmith and enterprise-grade fleet management, smarter. As our premium software solutions get smarter, we will be able to print better, more accurate parts. As we print better parts, more customers will adopt our premium software solutions, which will continue to drive this growth and improvement cycle more rapidly.
•
Expand Customer Use Cases and Applications. As we develop printers that are faster, larger and more precise, such as the FX20, and add new industrial materials to our capabilities, we continually expand the possible use cases for our customers. We regularly release new printers, software functionality and materials that customers may apply to a variety of new problems and use cases.
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
•
Target Strategic M&A Opportunities. We expect to continue to grow inorganically by acquiring companies with technologies and people to complement our platform and team.

Our Competitive Strengths

•
Markforged delivers accessible, industrial-strength parts. We offer a range of proprietary composite and metal printers and materials that address numerous industrial applications. We invented and patented the CFR composite additive manufacturing process. The capabilities that CFR enables are unmatched by our competitors, and a significant portion of our customers use our CFR materials today to replace traditionally manufactured steel and aluminum parts. Because sometimes only metal will suit the application, we offer two different types of metal 3D printers: Fused Filament Fabrication (FFF) and binder jet. The Metal X, our FFF solution, is well suited to custom parts which can be too costly and can take too long to obtain with conventional metal manufacturing processes. And, once an application is ready for production, our PX100 metal binder jetting solution provides higher-throughput end-use metal parts.
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

3D Printers

We offer a rugged line of 3D printers all designed around one goal - empower manufacturers to print parts at the point of need. Our machines combine high build quality, intuitive user experience and broad platform connectivity to produce reliable, repeatable results.

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

Materials

We offer the only industrial 3D printing family for fabricating composite, continuous fiber and metal parts on the same platform. All the materials available for printing on The Digital Forge offer a high degree of flexibility for part design and manufacturing. Our 3D printers are simple to use and do not require intensive buildouts or trained technicians. We currently offer the following materials:

•
Composite: Onyx™, Onyx FR™, Onyx ESD™, ULTEM™ 9085 Filament, Smooth TPU 95a, Precise PLA, and Nylon.
•
Continuous Fiber: Carbon Fiber, Carbon Fiber FR, Aramid Fiber (Kevlar®), HSHT Fiberglass, and Fiberglass.
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
•
Simulation. Incorporating 3D printing into tooling and end-use applications requires confidence in the strength of the parts. By replacing slow and costly design/print/break testing cycles with virtual testing, the Markforged Simulation software feature can enable manufacturers to expand their use of additive manufacturing into the most demanding production applications.

Customers

We have thousands of customers (including both direct customers and customers of our value added resellers that have purchased one or more of our products) around the world, and have printed millions of parts, meeting customer needs across the entire product development lifecycle, including prototyping, tooling, production and aftermarket spare and replacement parts. Our customers range from small and medium-sized organizations to Fortune 100 manufacturers in leading edge industries such as aerospace, military and defense, industrial automation, space exploration, healthcare and automotive who utilize our platform for mission critical end-use parts on-demand and at the point-of-need.

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

Research and development expense totaled $42.4 million and $32.2 million in the years ended December 31, 2022 and 2021, respectively. We expect our research and development expense to continue to increase for the foreseeable future as we enhance existing products, develop new products for current markets and introduce new products in new markets.

The majority of our research and development operations are conducted in our facility in Watertown, Massachusetts. We also maintain a design facility for our binder jetting solution located in Hoganas, Sweden.

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

Our Competition

The industry in which we operate is fragmented and competitive. We compete for customers with a wide variety of conventional and additive manufacturing solution providers. We believe that the market is in its early phases of adoption of additive manufacturing technology, and that the potential for growth will be significant as our target customers seek more flexible, customized, software-enabled manufacturing processes to shorten their supply chains and compete globally.

We believe we compare favorably to other industry participants on the basis of the following competitive factors applicable to our products:

•
cloud-based, AI-learning software platform;
•
proprietary CFR process;
•
highly accessible metal printing;
•
robust intellectual property;
•
proven customer adoption in mission critical applications;
•
ease of deployment, implementation and use;
•
platform scalability; and
•
security and reliability.

Human Capital

We consider our employees to be critical to our success. As of December 31, 2022, we had 428 full-time employees based primarily in the greater Boston, Massachusetts area. A majority of our employees are engaged in engineering, operations and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. Our employees based in Sweden are subject to one of two current collective bargaining agreements. These agreements apply to 25 of our full-time employees as of December 31, 2022.

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

As of December 31, 2022, we own 55 issued United States patents, 36 issued foreign patents and have 109 pending or allowed patent applications. Our patents and patent applications are directed to, among other things, additive manufacturing and related technologies.

We have 2 issued United States trademarks and 23 issued foreign trademarks, including “Markforged” in the European Union, Australia, Canada, China, Israel, Japan, and the Republic of Korea. We have 4 pending United States trademark applications and 2 pending foreign applications.

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

We had a history of losses since inception in 2013 until 2022 and funded our cash flow deficits primarily through the issuance of capital stock. As of December 31, 2022, we had an accumulated deficit of $101.1 million, including current year net loss of $25.4 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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

Adverse developments affecting the financial services industry or other third parties, such as a liquidity crisis, increased levels of defaults or non-performance by financial institutions or transactional counterparties or the perception that any of these events could occur, could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we regularly assess and adjust our banking and other financial services relationships as we believe necessary or appropriate, our access to our deposits, investments, funding sources, credit and other arrangements in amounts adequate to maintain our projected business operations could be significantly impaired by factors outside of our control. These factors could include, among others, events such as liquidity constraints or failures, the inability of third parties to meet their obligations under various types of financial arrangements, general disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. As of the date of this Annual Report on Form 10-K, our exposure to SVB, Signature and Silvergate is immaterial, however, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If any of the financial institutions with which we do business were to be placed into receivership, we may be unable to access our capital or adequately fund our business for a prolonged period of time, or at all. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to their arrangements with such a financial institution, their ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. For example, any company with which we do business that is a counterparty to SVB, may be experiencing direct impacts from the closure of SVB that may in the future impact us and our business indirectly. A customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or the loss of any significant supplier relationships, could result in material losses to us and may have material adverse impacts on our business.

In addition, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict at this time. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

•
Loss of access to certain working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

•
Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

We have several additive manufacturing solutions and enhancements to existing products that are still under development. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. For example, we have experienced production challenges meeting demand for our FX20 printer, including issues procuring materials and production constraints, which limited revenue during 2022, and initial production costs have exceeded targets negatively impacting our gross margin. Even if we successfully complete the design, testing and manufacture for one or all of our products or enhancements under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

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
•
delay in obtaining, or failure to obtain, any required regulatory approvals;
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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. In the year ended December 31, 2022, one VAR generated an aggregate of 11% of total revenue, and one VAR represented 13% of our accounts receivable balance as of December 31, 2022. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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
•
potential insolvency of these vendors;
•
vendors may discontinue producing a particular product component, or discontinue selling us particular components; and
•
reduced control over delivery schedules, manufacturing capabilities, quality and costs.

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

We have experienced minor delays on the inbound supply chain at our partners and our own facilities as a result of COVID-19. Additional delays on both inbound and outbound logistics have also created challenges. We have been able to identify alternative solutions such that none of the issues has had a material impact on our ability to fulfill demand. If disruptions to global businesses as a result of the COVID-19 pandemic continue or worsen, our business could face greater supply chain delays and difficulty shipping or receiving products and materials, which could have a material adverse effect on our financial condition and results of operations.

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

Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, such as our FX20 system, which is the largest and most complex printer we have ever developed, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers and any component suppliers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Relatedly, certain of our components are sourced by a single supplier and, if the supply were to become disrupted as a result of insufficient quality, service delays or any other factor, our manufacturing efforts could be adversely affected. Any future design issues, unforeseen manufacturing problems, such as contamination of our or such third-party facilities, equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.

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

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain existing and new personnel. We experience intense competition for qualified senior management and other key personnel (including scientific, technical, manufacturing, engineering, financial and sales personnel) in the additive manufacturing industry, especially in the greater Boston area. In addition, we have experienced increased competition and shortages for skilled labor, particularly for the key roles noted above. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits. Our personnel are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. There can be no assurance that we will be able to retain our current key personnel or attract new persons to join our organization in the future. Some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If our stock does not perform as well as other companies' our equity incentive programs may have reduced retentive value. These pressures could result in increased costs in order to provide competitive compensation packages to attract and retain key personnel. Moreover, new employees may not be as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products and enhancements to existing products.

As manufacturing becomes a larger part of our operations, we will become exposed to the accompanying risks and liabilities.

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
•
As our manufacturing operations expand, we expect that a significant portion of our manufacturing will be done in regions outside the United States, either by third-party contractors or in a plant owned by us. Any manufacturing done in such locations presents risks associated with quality control, currency exchange rates, foreign laws and customs, timing and loss risks associated with international transportation and potential adverse changes in the political, legal and social environment in the host county;
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

We generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. For example, in Massachusetts, where most of our employees are based, applicable law imposes a number of requirements to enter into a valid non-competition agreement, and in California non-competition agreements with employees are generally unenforceable after termination of employment. Further, in January 2023, the U.S. Federal Trade Commission published a proposed rule that, if finally issued, would generally prohibit post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. We are monitoring the proposed rule and the impact it may have on our ability to enforce non-competition agreements.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. Recent quantitative tightening by the U.S. Federal Reserve, along with other central banks around the world, may further negatively affect our short-term ability or desire to incur debt. We may not be able to obtain additional financing on terms favorable to us, for example, if interest rates continue to rise and make debt financing prohibitively expensive, or such financing may not be available at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

Risks Related to Third Parties

A real or perceived defect, security vulnerability, error or performance failure in our software or technical problems or disruptions caused by our third-party service providers could cause us to lose revenue, damage our reputation and expose us to liability.

Our hardware products rely upon our complementary software products which are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects, vulnerabilities, or errors, especially when first introduced, or otherwise not perform as contemplated. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, vulnerabilities, errors or performance failures and we may encounter technical problems when we attempt to perform routine maintenance or enhance our software, internal applications, and systems, which could require us to allocate significant research and development and customer support resources to address these problems and divert the focus of our management and research and development teams. In addition, our platform may be negatively impacted by technical or security issues experienced by our third-party service providers.

Our business, brands, reputation and ability to attract and retain customers depend upon the satisfactory performance, reliability and availability and security of our software products, which in turn, with respect to our planned software as a service (“SaaS”) offerings depend upon the availability and security of the internet and our third-party service providers. For example, for our SaaS offerings we outsource our cloud infrastructure to Amazon Web Services (“AWS”), our hosting provider, which hosts our software products. Our hosting provider runs its own platforms upon which our products depend, and we are, therefore, vulnerable to service interruptions at the hosting provider level. We do not control the operation of any of AWS’ data center hosting facilities, and they may be subject to damage, compromise, or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to damage, compromise, or interruptions due to system failures, cybersecurity incidents, compromises, or vulnerabilities (including system-encrypting ransomeware), software errors or subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting provider, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints.

Any inefficiencies, security vulnerabilities, errors, defects, technical problems or performance failures with our software, internal applications, systems or infrastructure, or those of our third-party providers, could reduce the quality of our products or interfere with our customers’ (and their users’) use of our products, which could negatively impact our brand and reputation, reduce demand, lead to a loss of customers or revenue, adversely affect our results of operations and financial condition, increase our costs to resolve such issues and subject us to financial penalties and liabilities under our service level agreements. Any limitation of liability provisions that may be contained in our customer agreements may not be effective as a result of existing or future applicable law or unfavorable judicial decisions. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim.

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
•
strict laws and regulations governing privacy and data security, including the European Union’s and the United Kingdom’s General Data Protection Regulation;
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

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our services or a decrease in consumer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net profit (loss) would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net profit (loss). We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

Customers may use our 3D printers to print parts that could be used in a harmful way or could otherwise be dangerous. For example, there have been news reports that additive manufacturing machines were used to print guns or other weapons. We have little, if any, control over what objects our customers print using our products, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our products. Additionally, individuals or entities unaffiliated with us could disseminate plans or digital files that could be used with our products to produce parts and items that could be deemed illegal or harmful. While we have never printed weapons on any printers in our offices, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon printed by a third party using one of our products. Additionally, association of such an incident with our products may cause harm to our brand reputation and adversely impact our business.

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

For example, relevant applicable laws and regulations governing the collection, use, disclosure or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act of 2018 (the “CCPA”) and similar state privacy laws, and state breach notification laws. In particular, the CCPA, among other things, establishes data privacy rights for California consumers and imposes certain requirements on how businesses can collect and use personal information about such individuals. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

The California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights concerning their personal information, introducing data minimization and retention requirements, and establishes a state agency vested with the authority to enforce the CCPA. It is not yet fully clear how the CCPA (as amended by the CPRA) will be enforced and how it will be interpreted. The evolving nature of the CCPA may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. The CCPA (as amended by the CPRA) has prompted the enactment of similar, comprehensive privacy and data protection legislation in other states. For example, in March 2021, Virginia enacted the Consumer Data Protection Act (or CDPA), which became effective on January 1, 2023. In July 2021, Colorado passed the Colorado Privacy Act (or CPA), which will become effective on July 1, 2023. Additionally, in March 2022, Utah enacted the Utah Consumer Privacy Act (or UCPA), which will become effective on December 31, 2023. Also, in May 2022, Connecticut signed the Connecticut Data Privacy Act (or CTDPA) into law, which will become effective on July 1, 2023.

Furthermore, a number of other U.S. states have proposed similar privacy and data protection legislation, and it is possible that certain of these proposals will pass. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, these costs may impede our development and could limit the adoption of our services. Further, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.

Moreover, we maintain offices in the European Union (“EU”), specifically, Ireland, and we have customers located in various countries throughout the EU and the United Kingdom (“UK”). Accordingly, in the EU, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “EU GDPR”), and related member state implementing legislation. The EU GDPR is wide-ranging in scope and imposes numerous requirements on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data. The EU GDPR is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU. The EU GDPR imposes sanctions for violations up to the greater of €20 million (£17.5 million) and 4% of worldwide gross annual revenue. Further, the EU GDPR enables individuals to claim damages for violations and introduces the right for non-profit organizations to bring claims on behalf of data subjects. Noncompliance could also result in the imposition of orders to stop data processing activities. Compliance with the EU GDPR is a rigorous and time-intensive process and requires us to allocate substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect to incur continued costs associated with maintaining compliance with EU GDPR into the future.

Additionally, the EU GDPR imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States. These transfers are prohibited unless a valid transfer mechanism is implemented, such as the Standard Contractual Clauses (SCCs) published by the EU Commission or binding corporate rules. On July 16, 2020, the Court of Justice of the EU (the “CJEU”) issued a landmark decision in the case Maximilian Schrems vs. Facebook (Case C-311/18), or Schrems II. The CJEU deemed that the SCCs are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred data. If the standard is not met, businesses will be required to adopt supplementary measures. On June 4, 2021, the EU Commission issued new SCCs to algin with EU GDPR and to address certain aspects of the CJEU’s decision in Schrems II.

Following the withdrawal of the UK from the EU (“Brexit”), the EU GDPR has been incorporated into UK laws (“UK GDPR”). Despite Brexit, the EU and UK GDPR remain largely aligned. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for companies in the EU or the UK to transfer personal information to third countries, including the

United States). Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EU remain free flowing. The new SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement (“UK IDTA”), which entered into force on 21 March 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK.

The regulatory framework governing the collection, processing, storage, use and sharing of personal information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations at both the domestic and international level. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or the features of our services and platform capabilities, and may not be consistent with one another. The lack of a unified approach to data privacy and protection laws in the U.S. and internationally could lead to complicated and potentially conflicting compliance requirements. We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of personal information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting merchant and customer expectations, or contractual obligations, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.

We publicly post documentation regarding our privacy practices. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards, or contractual requirements, could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.

We rely on our software and information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.

We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, receive orders from our customers, manage our accounting and financial functions, including our internal controls, and maintain our research and development data. Our information technology systems are an essential component of our business and any disruption or compromise could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In particular, our integrated software platform is an essential system that virtually all of our customers depend on for their design needs. If our integrated software platform were to fail, we could face adverse consequences to our results of operations, financial condition and business reputation. In addition, during the COVID-19 pandemic, a substantial portion of our employees are conducting work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.

Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and our systems may be vulnerable to damage, compromise, or interruption. Disruption to or compromise of our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security compromises or breaches (including ransomware), catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees, wrongful conduct by employees, vendors, or other third parties, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and business email compromises, and other means to affect service reliability and threaten or compromise the security, confidentiality, integrity, and availability of systems and information.

Our reputation and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:

•
our operations are disrupted or shut down;
•
our confidential and/or proprietary information or other sensitive information, including customer or employee information, is stolen, disclosed, misappropriated, or otherwise compromised;
•
we incur costs or are required to pay fines in connection with a security compromise, including stolen, disclosed, misappropriated, or otherwise compromised confidential information and/or proprietary information or other sensitive information, including customer or employee information; or
•
we must dedicate significant resources to system repairs, security incident investigation or remediation, or increase cyber security protection.

In addition, any unauthorized access, disclosure or other loss, compromise, or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of protected information, including personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to prevent and detect all data security incidents, security compromises or breaches and other malicious cyber activities can be difficult to detect and any delay in identifying or remediating them may lead to increased harm and legal exposure.

The cost of investigating, mitigating and responding to potential data security compromises or breaches and complying with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others can be significant. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from such disruptions, failures or security compromises or breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit or regulatory inquiry or investigation, regardless of its merit, could be costly, divert management attention and harm our reputation.

If our computer or technology systems are damaged or cease to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities, security compromise, or loss of critical data. Any such disruption or compromise could adversely affect our reputation and financial condition.

We also rely on information technology systems maintained by third parties, including third-party cloud computing services and the computer systems of our suppliers for both our internal operations and our customer-facing infrastructure related to our additive manufacturing solutions. These systems are also vulnerable to the types of interruption, compromise, and damage described above, but we have less ability to take measures to protect against such disruptions or compromises or to resolve them if they were to occur. Information technology problems or security compromises faced by third parties on which we rely could adversely impact our business and financial condition as well as negatively impact our brand reputation.

Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.

Our products contain complex information technology systems and software. For example, our additive manufacturing machines are designed with built-in data connectivity to accept and install periodic remote updates from us to monitor, improve and update their functionality. We have designed, implemented and tested security measures intended to prevent and detect unauthorized access to our information technology networks, our products and their systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products and we aim to remedy any reported and verified vulnerability. Accordingly, we have received reports of potential vulnerabilities in the past and have attempted to remedy them. However, there can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.

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

These material weaknesses resulted in audit adjustments to the following financial statement line items in the historical Markforged financial statements: operating expense, other expense, interest expense, other assets, other liabilities, additional paid in capital, treasury stock, retained earnings, note receivable—equity, and series D preferred stock. These adjustments were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Additionally, these material weaknesses resulted in audit adjustments to additional paid in capital and stock-based compensation expense for the quarters ended June 30, 2021, September 30, 2021, December 31, 2021, June 30, 2022, and December 31, 2022. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of AONE, the entity we merged with as part of the Merger related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

We are in the process of designing and implementing controls and taking other actions to remediate the material weaknesses described above, including the following:

•
We have hired additional accounting and IT personnel, including a new chief financial officer, hired in April 2021, to bolster our reporting, technical accounting and IT capabilities. Additionally, we designed and implemented controls to formalize roles and review responsibilities to align with our team’s skills and experience and we are designing and implementing controls over segregation of duties.
•
We have designed and implemented controls related to the period-end financial reporting process, including formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we have designed and implemented controls over the preparation and review of account reconciliations and journal entries.
•
We have designed and implemented controls to timely identify and account for non-routine, unusual or complex transactions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters.
•
We have designed and implemented IT general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

We have engaged third-party specialists to assist with testing and validating the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and operating as designed, as well as to help review and update existing documentation of our internal controls for compliance with the Sarbanes-Oxley Act of 2002.

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond December 31, 2023. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited following the Merger.

We have incurred substantial losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2022, we had federal NOL carryforwards of approximately $140.4 million, of which $15.0 million are subject to expire at various times beginning in 2033, and $125.4 million that have no expiration date and will be carried forward indefinitely. We also had state NOL carryforwards of approximately $56.2 million that will begin to expire in 2033, unless previously utilized. On December 31, 2022, we had federal and state research and development credit carryforwards of approximately $8.4 million and $5.1 million, respectively. The research and development credit carryforwards will begin expiring in 2030, unless previously utilized.

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

These market and industry factors may materially reduce the market price of our Common Stock and warrants regardless of our operating performance. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies, including e-commerce companies, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. If the stock prices for technology companies or the broader stock market continue to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.

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

When we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.

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

Our bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Bylaws or Certificate of Incorporation (as either may be amended from time to time) (including the interpretation, validity and enforceability thereof), (iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine, and (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL (the “Delaware Forum Provision”). The Delaware Forum Provision, however, does not apply to actions or claims arising under the Exchange Act. The Bylaws also provide that, unless we consent in writing to the selection of an alternate forum, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, will be the Federal District Courts of the United States (the “Federal Forum Provision,” and with the Delaware Forum Provision, the “Exclusive Forum Provisions”). In addition, the Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision, provided, however, that stockholders cannot and will not be deemed to have waived compliance with the U.S. federal securities laws and the rules and regulations thereunder.

These provisions may impose additional litigation costs on stockholders in pursuing any such claims and have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the Federal District Courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in an approximately 36,000 square foot facility that we lease at 480 Pleasant Street, Watertown, Massachusetts 02472. The lease of this facility expires in July 2028. We lease another 32,000 square foot facility at 85 School Street, Watertown, Massachusetts 02472. The lease of that facility expires in July 2028. In addition, we lease a 47,000 square foot facility at 4 Suburban Park Drive, Billerica, Massachusetts 10821. The Billerica facility lease expires October 2029. We entered into a lease for a 120,681 square foot facility located at 60 Tower Road, Waltham, Massachusetts 02451, which will become our corporate headquarters. The lease of this facility began on April 1, 2022 and expires on September 30, 2031. We believe that our facilities are adequate for our current needs and, should the company need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time we are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these other legal matters (including the matter involving Continuous Composites Inc., which is described in Note 17 to our consolidated financial statements and incorporated herein by reference) will have a material adverse effect on our results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and warrants are listed on the New York Stock Exchange under the symbols “MKFG” and “MKFG.WS”, respectively.

Stockholders

As of March 17, 2023, there were 73 holders of record of our Common Stock and 4 holders of record of our warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our warrants is greater than the number of record holders and includes stockholders of our warrants whose Common Stock or warrants are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2022 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Business Overview

Our platform, The Digital Forge, is an intuitive additive manufacturing platform powering engineers, designers and manufacturing professionals globally. The Digital Forge combines precise and reliable 3D printers and metal and composite proprietary materials seamlessly with its cloud-based learning software offering to empower manufacturers to create more resilient and agile supply chains. Markforged is based in greater Boston, Massachusetts, where we primarily design our industrial 3D printers and software, and where we design and manufacture our metal and composite proprietary materials.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $101.0 million and $91.2 million for the years ended December 31, 2022 and 2021, respectively, and incurred a net loss of $25.4 million, inclusive of $58.8 million of derivative mark-to-market gains, and net profit of $3.9 million, inclusive of $65.2 million of derivative mark-to-market gains, for those same years. As of December 31, 2022, we had an accumulated deficit of $101.1 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to continue to incur additional general and administrative expenses associated with operating as a public company.

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

Acquisitions

On April 4, 2022, we acquired Teton Simulation Software (“Teton”) for total consideration of $6.6 million, payable in a combination of cash and equity shares. Teton is a software company whose SmartSlice™ technology automates validation and optimizes part performance for additive manufacturing applications. We have integrated Teton's technology as a feature of our printing software solution, Eiger™. We intend to offer this feature as a component of a subscription add-on to provide manufacturing customers a streamlined workflow spanning part design, testing, optimization, validation and printing at the point of need, all on a single, cloud-based platform.

On August 31, 2022, we acquired Digital Metal AB, a limited liability company incorporated under the laws of Sweden (“Digital Metal”). At the closing, we issued 4,100,000 shares of our common stock and paid approximately $33.5 million in cash to the seller. The cash payment was comprised of $32.0 million related to the purchase price and $1.5 million to settle certain intercompany balances between the seller and Digital Metal. The acquisition of Digital Metal, the creator of a precise and reliable binder jetting solution, extends our capabilities into high-throughput production of metal additive parts.

For more information on the acquisitions, please see Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

For more information on operations and risks related to the COVID-19 pandemic and global supply chain disruptions, please see the section of this Annual Report on Form 10-K titled “Risk Factors — Risks Related to Our Business and Industry — Risks Related to Our Operating History, The continuing impact of the COVID-19 pandemic has significantly affected our business and operations, and the duration and extent to which this or other future health epidemics and any related economic downturns will impact our future results of operations and overall financial performance remains uncertain”.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and premium software subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (which we also refer to as “Success Plans”) and premium software subscriptions. The Success Plan revenue stream primarily consists of hardware maintenance services generally realized over a period of one to three years. Premium software subscriptions relate to certain cloud software solutions sold separately from our standard cloud-based software platform offering that is fully integrated with our hardware. Recurring revenue was 32% and 29% of total revenue for the years ended December 31, 2022 and 2021, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

Go to market

We believe that we are in a strong position within the industry with our accessible solutions that offer users design flexibility and industrial strength parts. Accordingly, we continue to invest in marketing, sales channels, and operations necessary to scale our business and continue to gain market share and open new market opportunities. We have proven an ability to design, manufacture, and distribute products through channels that provide a high value to customers at gross margins higher than many of our competitors. In addition to our go to market strategy, our integrated platform of hardware, software and consumables has been core to our success and we will continue to drive value through research and development as we introduce smarter and more adaptive technology that is expected to improve our integrated platform and, ultimately, the value provided by our 3D printers. We believe these investments are critical to achieve long-term scalability, but expect the near term impacts will be a muting of our short term profitability.

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

•
The impact of global supply chain disruptions and the COVID-19 pandemic on the cost to both procure materials and ship materials and finished goods;
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

Interest expense

Interest expense includes interest accrued on our debt in 2021 and miscellaneous interest charges.

Interest income

Interest income includes interest earned on deposits and short-term investments.

Income taxes

We have recorded an immaterial income tax expense (benefit) each year since our inception. We have not realized material income tax benefits from the net operating losses or from the generated research and development tax credits. as based upon the weight of available evidence, it is more likely than not that all of our net deferred tax assets will not be realized. We have recorded a valuation allowance against our net deferred tax assets at each balance sheet date.

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of December 31, 2022, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA will become effective beginning on January 1, 2023. We do not expect the IRA will have a material impact on our income tax expense (benefit).

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented.

Comparison of the year ended December 31, 2022 and 2021

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$100,958	$91,221	$9,737	11%
Cost of revenue	50,252	38,368	11,884	31%
Gross profit	50,706	52,853	(2,147)	(4)%
Operating expense
Sales and marketing	44,975	35,966	9,009	25%
Research and development	42,387	32,155	10,232	32%
General and administrative	50,428	45,772	4,656	10%
Total operating expense	137,790	113,893	23,897	21%
Loss from operations	(87,084)	(61,040)	(26,044)	43%
Change in fair value of derivative liabilities	1,485	1,808	(323)	(18)%
Change in fair value of contingent earnout liability	57,307	63,407	(6,100)	(10)%
Other expense, net	(381)	(265)	(116)	44%
Interest expense	(11)	(16)	5	(31)%
Interest income	2,878	17	2,861	NM
(Loss) profit before income taxes	(25,806)	3,911	(29,717)	(760)%
Income tax expense (benefit)	(418)	56	(474)	(846)%
Net (loss) profit	$(25,388)	$3,855	$(29,243)	(759)%

NM: Not meaningful

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

The following table sets forth the changes in the components of gross margin for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Revenue	$100,958	$91,221	$9,737	11%
Cost of revenue	50,252	38,368	11,884	31%
Gross profit	50,706	52,853	(2,147)	(4)%
Gross margin	50%	58%	—	(13)%

Comparison of revenue

The following table disaggregates our revenue based on the nature of the products and services:

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Hardware	$69,112	$64,974	$4,138	6%
Consumables	23,423	19,567	3,856	20%
Services	8,423	6,680	1,743	26%
Total Revenue	$100,958	$91,221	$9,737	11%

Consolidated revenue for the year ended December 31, 2022 was $101.0 million compared with prior year revenue of $91.2 million representing an increase of 11%, predominantly driven by an increase in hardware revenue as well as consumables revenue.

Hardware revenue increased 6% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Overall unit sales decreased, which was driven by a shift in sales to higher value next-gen printers, specifically the FX20. Consumables revenue increased approximately 20% due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased 26% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in services revenue was driven by an increase in the percentage of hardware units sold with a warranty and maintenance contract during the preceding year, as well as the introduction of software subscription services, including Eiger Fleet and Blacksmith.

Cost of revenue and gross profit

Consolidated cost of revenue for the year ended December 31, 2022 was $50.3 million compared to $38.4 million for the year ended December 31, 2021. This was primarily due to higher than anticipated costs to produce the initial units of our newest printer, the FX20, principally consisting of the cost of mechanical and electronic components, and labor to produce the FX20, and, more broadly across our product portfolio, rising freight and logistics costs. Gross profit for the year ended December 31, 2022 was $50.7 million compared with gross profit of $52.9 million for the year ended December 31, 2021, representing a decrease of 4%. Gross profit margin for the year ended December 31, 2022 was 50% while the gross profit margin for the year ended December 31, 2021 was 58%. The decline in consolidated gross profit is primarily due to the increased costs to procure supplies of mechanical and electronic components and increases in the cost of labor to produce the initial units of our newest printer, the FX20. Additionally, gross profit was impacted by increases to freight and logistics expenses in support of production, and a shift in our product mix, and amortization of technology intangibles related to the acquisitions of Teton and Digital Metal in 2022.

Operating expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022		2021		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$44,975	45%	$35,966	39%	$9,009	25%
Research and development	42,387	42%	32,155	35%	10,232	32%
General and administrative	50,428	50%	45,772	50%	4,656	10%
Total operating expenses	$137,790	136%	$113,893	125%	$23,897	21%

Sales and marketing expenses increased 25% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increased spending on personnel costs of $7.5 million as well as increased events and travel costs of $2.5 million as COVID-19 pandemic restrictions lifted and more events were held compared to the comparable period. Rent expense increased $0.9 million due to the commencement of our new Waltham headquarters lease, which is allocated to operating expense captions based on headcount. Software and subscriptions increased $0.8 million as we invested in software to better serve our sales and marketing team. The increases in expenses are consistent with our increase in headcount as we executed our growth strategy. We anticipate the reorganization of our go-to-market team in the fourth quarter of 2022 will stabilize our personnel related costs during 2023. Marketing development funds, which reimburse our VARs for product promotion, increased $0.6 million as we shifted our marketing strategy to improve support of our VAR network. These increases were partially offset by a decline in contractor costs of $2.1 million as we shifted roles in-house, and a decline in demand-generating advertising spending of $1.9 million due to a strategic shift by our marketing team to other advertising avenues, such as marketing development funds.

Research and development expenses increased 32% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to an increase in headcount and related costs of $6.5 million, as well as increases in recruiting costs of $0.4 million. Rent expense increased $2.0 million due to the commencement of our new Waltham headquarters lease. Prototype research and development increased $0.5 million over the prior year as we continued to invest in product development. These increases were partially offset by a decrease in external contractor expense of $0.4 million.

General and administrative expenses increased 10% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increased headcount and related costs of $2.7 million. The increases are consistent with the additions to our management team to position the company for future growth, and additional key personnel to support our public company infrastructure, and additional public company costs that began being incurred after the Merger. Rent expense increased by $1.8 million due to the commencement of our new Waltham headquarters lease. Software and subscription expense increased by $0.6 million as we invested in new tools to support our public company infrastructure. These increases were slightly offset by a $1.0 million decrease in recruiting costs.

Change in fair value of derivative liabilities and contingent earnout liability, and other expense

The following table sets forth the fair value changes and other expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Change in fair value of derivative liabilities	$1,485	$1,808	$(323)	(18)%
Change in fair value of contingent earnout liability	57,307	63,407	(6,100)	(10)%
Other expense, net	(381)	(265)	(116)	44%
Interest expense	(11)	(16)	5	(31)%
Interest income	2,878	17	2,861	NM

The fair value of derivative and earnout liabilities decreased creating additional income of $58.8 million for the year ended December 31, 2022 compared to income of $65.2 million for the year ended December 31, 2021. The change was primarily driven by a decrease in the change in the fair value of the contingent earnout liability over the prior year of $6.1 million. The fair value of the contingent earnout liability correlates with the change in the price of our common stock during each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Income tax expense (benefit)

We recorded a $0.4 million benefit and $0.1 million expense for income taxes for the years ended December 31, 2022 and 2021, respectively.

Non-GAAP Net (Loss) Profit

In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe that the below non-GAAP net (loss) profit financial measure, that excludes one-time charges and certain non-cash items, is useful in evaluating the performance of our business. We define non-GAAP net (loss) profit as net (loss) profit less stock-based compensation expense, net change in fair value of derivative liabilities and contingent earnout liabilities, and certain non-recurring expenses.

We monitor non-GAAP net (loss) profit as a measure of our overall business performance, which enables us to analyze our past and future performance without the effects of non-cash items and/or one-time charges. While we believe that non-GAAP net (loss) profit is useful in evaluating our business, non-GAAP net (loss) profit is a non-GAAP financial measure that has limitations as an analytical tool. Non-GAAP net (loss) profit can be useful in evaluating our performance by eliminating the effect of financing and non-cash expenses such as stock-based compensation, however, we may incur such expenses in the future which could impact future results. We also believe that the presentation of the non-GAAP financial measures in this Annual Report on Form 10-K provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors.

Investors should note that beginning with the second quarter of 2022, we have modified the presentation of “non-recurring costs” included in non-GAAP gross margin, non-GAAP operating profit (loss), non-GAAP net (loss) profit and non-GAAP earnings per share metrics to include certain non-recurring litigation costs. Beginning in the fourth quarter of 2022, we have modified the presentation to remove the impact of the amortization of our intangible assets. We use these metrics to provide an understanding of the results of our core business performance and believe these litigation and amortization costs are not indicative of the performance of our core business’ operations. This change increases “non-recurring costs” by $0.6 million, $1.0 million, $0.8 million, and $1.4 million in the first through fourth quarters of 2022, respectively, and by $3.7 million, $0.9 million, $0.3 million, and $0.4 million in the first through fourth quarters of 2021, respectively. The exclusion of amortization increases non-GAAP net (loss) profit by $0.1 million for the quarter and year ended December 31, 2022, and does not change the presentation of the year ended December 31, 2021. To conform to the current period’s presentation, we have included non-recurring litigation costs as “non-recurring costs” when presenting the foregoing non-GAAP figures for the year to date period and periods presented for 2021 in the table below.

In addition, other companies, including companies in our industry, may calculate non-GAAP metrics differently or not at all, which reduces the usefulness of this measure as a tool for comparison.

We recommend that you review the reconciliation of non-GAAP net (loss) profit to net (loss) profit , the most directly comparable GAAP financial measure, and that you not rely on any single financial measure to evaluate our business.

Non-GAAP Net (Loss) Profit

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net (loss) profit	$(25,388)	$3,855
Stock compensation expense	18,209	18,930
Change in fair value of derivative liabilities	(1,485)	(1,808)
Change in fair value of contingent earnout liability	(57,307)	(63,407)
Amortization	146	—
Non-recurring costs[1]	5,719	7,339
Non-GAAP net loss	$(60,106)	$(35,091)

1Non-recurring costs include non-recurring transaction costs, litigation costs and the one-time expense related to the amortization of the fair value step-up of acquired inventory.

Liquidity and Capital Resources

We have historically funded our primary operations through the sale of convertible preferred stock offerings, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on sustainable growth which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents and short-term investments of $167.9 million as of December 31, 2022. We incurred a net loss of $25.4 million, including $58.8 million of non-cash mark-to-market gains, for the year ended December 31, 2022.

As noted in the “Recent Developments” section, we completed the Merger with AONE in 2021. At Closing we received $288.8 million in cash, which we expect will continue to provide funding for the build out of the global footprint of our sales network, continued investing in research and development to accelerate product innovation, as well as the potential funding of, and integration of, inorganic growth opportunities.

Our material cash requirements from known contractual and other obligations relate to minimum operating lease obligations as of December 31, 2022 that are as follows: 2023 - $7.7 million; 2024 - $7.6 million; 2025- $7.7 million; 2026 - $7.8 million; 2027 - 8.0 million and subsequent years - $23.8 million.
Currently we generate negative operating cash flows as we pursue further business growth. We anticipate our cash and cash equivalents and short-term investments balance as of December 31, 2022 of $167.9 million will be more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing for this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of The Digital Forge platform, as well as political and economic conditions outside of our control. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the years ended December 31, 2022 and 2021

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Net cash used in operating activities	$(73,521)	$(45,702)	$(27,819)	61%
Net cash used in investing activities	(90,898)	(3,788)	(87,110)	NM
Net cash provided by financing activities	1,552	279,378	(277,826)	(99)%
Effect of exchange rate changes on cash	(64)	—	(64)	(100)%
Net change in cash and cash equivalents	$(162,931)	$229,888	$(392,819)	(171)%

Cash flow from operations

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $73.5 million and $45.7 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Operating cash flows before changes in working capital	$(55,793)	$(38,300)
Changes in working capital	(17,728)	(7,402)

Net cash used in operating activities increased $27.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The change in operating cash flows before changes in working capital consists of an increase in net loss of $29.2 million, adjusted for non-cash items, primarily consisting of lower gains on mark-to-market fair value adjustment of liabilities of $6.4 million, as well as depreciation, amortization, and non-cash lease interest of $7.4 million. These adjustments were offset by a decrease in stock-based compensation expense of $0.7 million. Cash consumed by working capital increased $10.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021; this was primarily driven by increases in inventory as we built additional printers in anticipation of stronger future demand for our desktop series. The increase in operating cash flow changes are attributed to the increases in cost of sales and operating expense discussed above.

Cash flow from investing activities

Net cash used in investing activities increased $87.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in cash used is directly related to the cash paid for the acquisitions, net of cash acquired, completed in the second and third quarters of 2022, and the addition of short-term investments to our cash management strategy in the fourth quarter of 2022.

Cash flow from financing activities

Net cash provided by financing activities decreased $277.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The change in financing activities was primarily due to net cash proceeds related to the Merger in 2021.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See Note 3, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements included herein.

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

Goodwill and Intangible Assets

Goodwill is not amortized, but is reviewed at least annually for impairment or earlier, if an indication of impairment exists. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. Operating segments are components of the business for which the chief operating decision maker (“CODM”) regularly reviews discrete financial information.

We have the option of first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test for goodwill or we can perform the quantitative impairment test without performing the qualitative assessment. In performing the qualitative assessment, we consider prior valuations and certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting unit, it is possible a material change could occur.

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

We completed our annual impairment test as of the first day of the fourth quarter of 2022 for goodwill. We determine fair value using accepted valuation techniques, specifically, the discounted cash flow and the guideline public company methods, which are weighted 75% and 25%, respectively. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. We conduct impairment testing using present economic conditions, as well as future expectations. If business conditions deteriorate or other factors have an adverse effect on our qualitative and quantitative estimates, inclusive of discounted future cash flows or assumed growth rates, or if we experience a sustained decline in our market capitalization, future assessments of goodwill for impairment may result in impairment charges.

In December 2022, market and economic conditions deteriorated and our stock price declined which we considered to be an impairment trigger. We performed a valuation of the Markforged Holding Corporation reporting unit as of December 31, 2022 which resulted in a carrying value that was in excess of fair value by 8%. We consider the discount rate to be the most impactful assumption in our valuation, which was 18%. A hypothetical increase in the discount rate of approximately 100 basis points, with all other assumptions unchanged, would have caused the carrying value of the reporting unit to approximate its fair value.

We evaluate definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, we then compare the estimated undiscounted cash flows that the asset group is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset group exceeds its fair value. As this was the first year we have definite-lived intangible assets, we performed a qualitative analysis to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount.

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

Common Stock Valuation

One of the inputs to the estimate of grant date fair value of stock awards is the fair value of our common stock. There was no public market for our equity instruments prior to the consummation of the Merger; as a result, the estimated fair value of our common shares was historically determined by our board of directors as of the grant date. The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management’s judgment, including:

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

Estimates of the fair value of our common shares considered our most recently available third-party valuations of common shares and historically coincided with an issuance of convertible preferred shares. We subsequently engaged third party valuation specialists to perform valuation estimates of our common stock as of March 13, 2020, September 30, 2020, March 31, 2021, and June 10, 2021.

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

For the September 30, 2020, March 31, 2021 and June 10, 2021 valuations, we used a probability-weighted expected return method (“PWERM”), which was performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants, or AICPA, Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Markforged, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. For the September 30, 2020 valuation, we assigned a 10% probability that a SPAC exit would be completed by September 30, 2021 and a 90% probability of staying private. For the March 31, 2021 and the June 10, 2021 valuation, we assigned a 95% probability of completing the Merger with AONE and a 5% probability of remaining a private entity. We then used the OPM to arrive at a valuation given the assumptions.

We considered all objective and subjective factors that we believed to be relevant for each valuation conducted in accordance with the AICPA’s Practice Aid, including our best estimate of our business condition, prospects, operating performance, and potential future outcomes as of each valuation date. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock. Subsequent to the closing of the Merger we no longer have a need to rely on such complex valuation estimates and rely on observable market prices to determine the fair value of our common stock.

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

We evaluated the Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” Such a provision precludes us from classifying the Private Placement Warrants in stockholders’ equity. As the Private Placement Warrants meet the definition of a derivative, we recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder, and therefore the Public Warrants are not precluded from being considered indexed to our stock and were recognized at fair value in stockholders’ equity at Closing.

Contingent Earnout Liability

The contingent obligations to issue Markforged Earnout Shares in respect of Legacy Markforged common stock and release from lock-up Sponsor Earnout Shares, are accounted for as liability classified instruments in accordance with Accounting Standards Codification ("ASC") Topic 815-40, as the Earnout Triggering Events that determine the number of Sponsor and Markforged Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of our Common Stock. The liability was recognized at the Closing and is subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations. The valuation of the Markforged Earnout Shares and the surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The fair value of the earnout trends with the current price of our publicly traded common stock.

Markforged Earnout Shares issuable to employees with vested equity awards and Earnout RSUs are considered a separate unit of account from the Markforged Earnout Shares issuable in respect of Legacy Markforged common stock and are accounted for as equity classified stock compensation. The Markforged Earnout Shares issuable to employees with vested equity awards are fully vested upon issuance, thus there is no requisite service period and the value of these shares is recognized as a one-time stock compensation expense for the grant date fair value. Earnout RSUs are contingent upon an employee completing a service vesting condition, and as such, reflect a transaction in which we acquire employee services by offering to issue our shares, the amount of which is based in part on the share price of our Common Stock. Expense related to Earnout RSUs is recognized using the graded vesting method and is recognized as compensation cost over the requisite service period for each separately-vesting tranche for the largest Earnout RSU holders. The remaining awards have expense recognized ratably over the requisite service period for the Earnout RSUs.

Recent accounting pronouncements

Refer to Note 3 of Markforged’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the recent accounting pronouncements adopted and not yet adopted by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2022, we had $167.9 million of cash, cash equivalents, and short-term investments in a variety of securities, including corporate notes and bonds, commercial paper, money market funds and U.S. government and agency securities. Our cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Internal control over financial reporting

In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, Markforged management identified material weaknesses in our internal controls. See the section titled “Risk Factors, — We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.”

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have excluded Digital Metal AB from our assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a business combination on August 31, 2022. Total assets and total revenues of Digital Metal AB, a wholly-owned subsidiary, represent 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses are as follows:

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

These material weaknesses resulted in audit adjustments to the following financial statement line items in the historical Markforged financial statements: operating expense, other expense, interest expense, other assets, other liabilities, additional paid in capital, treasury stock, retained earnings, note receivable—equity, and series D preferred stock. These adjustments were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Additionally, the material weakness related to the accounting for performance based stock awards resulted in audit adjustments to additional paid in capital and stock based compensation expense for the quarters ended June 30, 2021, September 30, 2021, December 31, 2021, and December 31, 2022. The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of AONE, the entity we merged with as part of the Merger related to warrant liabilities and equity. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weaknesses

Management has been actively engaged in remediation efforts to address the material weaknesses throughout 2021 and 2022 and these efforts will continue into fiscal year 2023. Our remediation efforts include the following measures:

We have hired additional accounting and IT personnel, including a new chief financial officer, hired in April 2021, to bolster our reporting, technical accounting and IT capabilities. Additionally, we continue to design and implement controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.

We have designed and implemented controls related to the period-end financial reporting process, including formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we have designed and implemented controls over the preparation and review of account reconciliations and journal entries.

We have designed and implemented controls to timely identify and account for non-routine, unusual or complex transactions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters.

We have designed and implemented IT general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

We have engaged third-party specialists to assist with testing the operating effectiveness of controls over financial reporting to gain assurance that such controls are present and operating as designed, as well as to help review and update existing documentation of our internal controls for compliance with the Sarbanes-Oxley Act of 2002.

The controls that were designed and implemented in 2022 were not in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2022. While we believe progress was made in 2022 to enhance and strengthen our internal control over financial reporting, management has concluded that the material weaknesses were not remediated as of December 31, 2022.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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

2.2

Sale and Purchase Agreement, dated as of July 11, 2022, by and among Markforged Holding Corporation and Höganäs Aktiebolag (incorporated by reference to Exhibit 2.1 to Markforged Holding Corporation’s Current Report on Form 8-K on July 12, 2022).

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

4.2	Specimen Common Stock Certificate of Markforged Holding Corporation (incorporated by reference to Exhibit 4.5 to one’s Registration Statement on Form S-4/A filed June 4, 2021).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to Markforged Holding Corporation’s Current Report on Form 10-K filed March 31, 2022).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
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

10.12

Transition Agreement by and between Markforged Holding Corporation and David Benhaim, dated as of January 10, 2022 (incorporated by reference to Exhibit 10.12 to Markforged Holding Corporation’s Current Report on Form 10-K filed March 31, 2022).

21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Markforged Holding Corporation

Date: March 17, 2023	By:	/s/ Shai Terem
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

Name	Title	Date

/s/ Alan Masarek	Director and Chairman of the Board	March 17, 2023
Alan Masarek

/s/ Shai Terem	Chief Executive Officer, Director (Principal Executive Officer)	March 17, 2023
Shai Terem

/s/ Mark Schwartz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2023
Mark Schwartz

/s/ Edward T. Anderson	Director	March 17, 2023
Edward T. Anderson

/s/ Michael Medici	Director	March 17, 2023
Michael Medici

/s/ Paul Milbury	Director	March 17, 2023
Paul Milbury

/s/ Carol Meyers	Director	March 17, 2023
Carol Meyers

/s/ Kevin Hartz	Director	March 17, 2023
Kevin Hartz

/s/ Antonio Rodriguez	Director	March 17, 2023
Antonio Rodriguez

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Markforged Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Markforged Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 17, 2023

We have served as the Company’s auditor since 2019.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

(In thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$124,242	$288,603
Short-term investments	43,690	—
Accounts receivable, net	29,294	26,777
Inventory	26,409	10,377
Prepaid expenses	2,847	3,921
Other current assets	3,334	511
Total current assets	229,816	330,189
Property and equipment, net	18,298	6,349
Intangible assets, net	17,626	—
Goodwill	31,116	—
Right-of-use assets	45,955	—
Other assets	3,130	776
Total assets	$345,941	$337,314
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,425	$11,403
Accrued expenses	9,663	7,411
Deferred revenue	8,854	6,288
Lease liabilities	8,022	—
Other current liabilities	—	310
Total current liabilities	40,964	25,412
Long-term deferred revenue	5,358	3,742
Deferred rent	—	1,623
Contingent earnout liability	2,415	59,722
Long-term lease liabilities	40,608	—
Other liabilities	4,042	2,646
Total liabilities	93,387	93,145
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2022 and December 31, 2021; 194,560,946 and 185,993,058 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	352,564	319,859
Accumulated deficit	(101,097)	(75,709)
Accumulated other comprehensive income	1,068	—
Total stockholders’ equity	252,554	244,169
Total liabilities and stockholders’ equity	$345,941	$337,314

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

(In thousands, except share data)

	Year Ended December 31,
	2022	2021
Revenue	$100,958	$91,221
Cost of revenue	50,252	38,368
Gross profit	50,706	52,853
Operating expenses
Sales and marketing	44,975	35,966
Research and development	42,387	32,155
General and administrative	50,428	45,772
Total operating expenses	137,790	113,893
Loss from operations	(87,084)	(61,040)
Change in fair value of derivative liabilities	1,485	1,808
Change in fair value of contingent earnout liability	57,307	63,407
Other expense, net	(381)	(265)
Interest expense	(11)	(16)
Interest income	2,878	17
(Loss) profit before income taxes	(25,806)	3,911
Income tax expense (benefit)	(418)	56
Net (loss) profit	$(25,388)	$3,855
Weighted average shares outstanding - basic	189,747,367	108,088,115
Weighted average shares outstanding - diluted	189,747,367	113,963,424
Net (loss) profit per share - basic	$(0.13)	$0.04
Net (loss) profit per share - diluted	(0.13)	0.03

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2022 and 2021

(In thousands)

	Year Ended December 31,
	2022	2021
Net (loss) profit	$(25,388)	$3,855
Other comprehensive income, net of taxes:
Unrealized gain on available-for-sale marketable securities, net	54	—
Foreign currency translation adjustment	1,014	—
Total comprehensive (loss) income	$(24,320)	$3,855

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

(In thousands, except share data)

See notes to the consolidated financial statements.

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total
December 31, 2021	—	$—	185,993,058	$19	$319,859	—	$—	$(75,709)	$—	$244,169
Exercise of common stock options	—	—	1,997,314	—	2,216	—	—	—	—	2,216
Stock vested under compensation plan less shares withheld to cover taxes	—	—	1,555,988	—	(664)	—	—	—	—	(664)
Stock-based compensation expense	—	—	—	—	16,607	—	—	—	—	16,607
Earnout stock-based compensation expense	—	—	—	—	1,602	—	—	—	—	1,602
Issuance of Common Stock in connection with acquisitions	—	—	4,702,097	—	12,194	—	—	—	—	12,194
Issuance of Common Stock in connection with acquisition earnout achievement	—	—	312,489	—	750	—	—	—	—	750
Net loss	—	—	—	—	—	—	—	(25,388)	—	(25,388)
Other comprehensive income	—	—	—	—	—	—	—	—	1,068	1,068
December 31, 2022	—	$—	194,560,946	$19	$352,564	—	$—	$(101,097)	$1,068	$252,554

December 31, 2020	107,592,801	$137,497	39,510,108	$4	$5,538	483,479	$(1,450)	$(79,564)	$—	$62,025
Exercise of common stock options	—	—	2,020,709	—	1,967	—	—	—	—	1,967
Stock vested under compensation plan	—	—	106,800	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,881	—	—	—	—	11,881
Exercise of Series D warrants	110,212	550	—	—	—	—	—	—	—	550
Exercise of common stock warrants	—	—	179,572	—	1,793	—	—	—	—	1,793
Conversion of convertible preferred stock into common stock upon reverse recapitalization	(107,703,013)	(138,047)	107,703,013	11	138,036	—	—	—	—	—
Retirement of treasury stock upon reverse recapitalization	—	—	(483,479)	—	(1,450)	(483,479)	1,450	—	—	—
Repurchase of common stock upon reverse recapitalization	—	—	(4,499,998)	—	(45,000)	—	—	—	—	(45,000)
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	20,456,333	2	113,176	—	—	—	—	113,178
Issuance of common stock related to PIPE Investment	—	—	21,000,000	2	209,998	—	—	—	—	210,000
Recognition of derivative liability related to earnout	—	—	—	—	(123,129)	—	—	—	—	(123,129)
Earnout stock-based compensation expense	—	—	—	—	7,049	—	—	—	—	7,049
Net profit and comprehensive income	—	—	—	—	—	—	—	3,855	—	3,855
December 31, 2021	—	$—	185,993,058	$19	$319,859	—	$—	$(75,709)	$—	$244,169

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

(In thousands, except share data)

	For the Year Ended December 31,
	2022	2021
Operating Activities:
Net (loss) profit	$(25,388)	$3,855
Adjustments to reconcile net (loss) profit to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	9,181	1,720
Provision for doubtful accounts	545	263
Reserve for excess and obsolete inventory	544	151
Change in fair value of derivative liabilities	(1,485)	(1,808)
Change in fair value of contingent earnout liability	(57,307)	(63,407)
Amortization (accretion) of (discounts) premiums on available-for-sale securities	(92)	—
Stock-based compensation expense	18,209	18,930
Transaction costs expensed	—	1,996
Changes in operating assets and liabilities, net of effects of businesses acquired
Accounts receivable	(2,469)	(10,439)
Inventory	(14,050)	(3,975)
Prepaid expenses	1,144	(2,425)
Other current assets	(2,604)	862
Other assets	(922)	(191)
Accounts payable and accrued expenses	3,401	7,277
Other current liabilities	(135)	10
Deferred rent	—	550
Deferred revenue	3,756	929
Other non-current lease liabilities	(5,849)	—
Net cash used in operating activities	(73,521)	(45,702)
Investing Activities:
Purchases of property and equipment	(11,415)	(3,788)
Cash paid for acquisitions, net of cash acquired	(35,939)	—
Purchases of available-for-sale securities	(43,544)	—
Net cash used in investing activities	(90,898)	(3,788)
Financing Activities:
Repayment of debt obligations	—	(5,022)
Proceeds from Merger	—	132,926
Proceeds from PIPE investment	—	210,000
Repurchase of common stock	—	(45,000)
Payment of transaction costs for the Merger	—	(16,043)
Proceeds from exercise of Series D warrants	—	550
Proceeds from exercise of common stock options	2,216	1,967
Taxes paid related to net share settlement of equity awards	(664)	—
Net cash provided by financing activities	1,552	279,378
Effect of exchange rate changes on cash	(64)	—
Net change in cash, cash equivalents, and restricted cash	(162,931)	229,888
Cash, cash equivalents, and restricted cash
Beginning of year	288,603	58,715
End of period	$125,672	$288,603

Supplemental disclosures of cash flow information
Cash and cash equivalents	$124,242	$288,603
Restricted cash in other non-current assets	1,430	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$125,672	$288,603
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$4,347	$532
Recognition of contingent earnout liability related to earnout shares	—	123,129
Recognition of one public warrant acquired as part of the Merger in additional paid in capital	—	9,729
Recognition of private placement warrant liability upon Merger	—	5,702
Exercise of common stock warrants, net of shares withheld for exercise	—	1,793
Conversion of convertible preferred stock into common stock upon reverse recapitalization	—	138,047
Common stock issued for acquisitions	12,194	—
Common stock issued in connection with acquisition earnout achievement	750	—
Additions to right of use assets and liabilities from adoption of ASC 842 (see Note 16)	12,248	—
Right of use assets obtained in exchange for new lease liabilities	37,861	—

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

Risks and Uncertainties

The impact of global supply chain disruptions, inflation, and the COVID-19 pandemic have had an impact on the Company’s results since the second quarter of 2020, and the Company is unable to predict the ultimate impact that these factors may have on the business, future results of operations, financial position or cash flows. The Company has identified potential risks to the business to include certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, long-lived assets, and intangible assets. As of and for the year ended December 31, 2022, these risks were assessed and had no material impact on the realizability of accounts receivables, inventories, long- lived and intangible assets or the related estimates used in the Company’s consolidated financial statements. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments including money market funds, treasury securities, and commercial paper with original maturities of 90 days or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash as of December 31, 2022 relates to deposits to secure letters of credit. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets. There was no restricted cash as of December 31, 2021.

Short-Term Investments

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate bonds and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Investments in marketable securities are recorded at fair value, and unrealized gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Realized gains and losses and declines in the value of securities attributable to actual or expected losses are included in other income (expense), net in the consolidated statements of operations. All investments in marketable securities mature within one year.

The Company’s cash equivalents and short-term investments are invested in the following:

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$119,721	$—	$—	$119,721
Commercial paper	3,077	—	—	3,077
Total cash equivalents	122,798	—	—	122,798
Government bonds	21,719	51	—	21,770
Commercial paper	12,568	1	—	12,569
Corporate bonds	3,927	—	—	3,927
Asset-backed securities	2,921	—	(1)	2,920
U.S. Treasury bills	2,447	3	—	2,450
Total short-term investments	$43,582	$55	$(1)	$43,636
Total cash equivalents and short-term investments	166,380	55	(1)	166,434

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Year Ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$1,021	$1,070
Additions	1,435	709
Write – offs	(7)	(312)
Recoveries	(890)	(446)
Balance at end of period	$1,559	$1,021

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$119,721	—	—	$119,721
Short-term investments included in cash and cash equivalents	—	3,077		3,077
Total cash and cash equivalents	$119,721	$3,077	$—	$122,798
Government bonds	—	21,770	—	21,770
Commercial paper	—	12,569	—	12,569
Corporate bonds	—	3,927	—	3,927
Asset-backed securities	—	2,920	—	2,920
U.S. Treasury bills	2,450	—	—	2,450
Total assets	$122,171	$44,263	$—	$166,434
Liabilities:
Contingent earnout liability	$—	$—	$2,415	$2,415
Private placement warrant liability	—	—	661	661
Teton acquisition contingent earnout liability	—	—	602	602
Total liabilities	$—	$—	$3,678	$3,678

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$286,890	$—	$—	286,890
Total assets	$286,890	$—	$—	$286,890
Liabilities:
Contingent earnout liability	—	—	59,722	59,722
Private placement warrant liability	—	—	2,646	2,646
Total liabilities	$—	$—	$62,368	$62,368

The Company remeasures its SVB Common Stock Warrants (as defined below) and Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Black-Scholes option-pricing model and Binomial Lattice Model, respectively. The valuation of the earnout shares is based on a Monte Carlo simulation. The significant assumptions used in preparing the above models are disclosed in Note 14 Stock Warrants and Note 13 Earnout. The Teton Software Simulation ("Teton") contingent earnout is related to development and business milestone metrics estimated using a scenario-based approach discussed in Note 3, Contingent Earnout Liability. The Teton development milestone was met and settled in 2022. All Silicon Valley Bank ("SVB") warrants were exercised in June 2021. There were no transfers between levels during the periods presented.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	SVB Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total Other Liabilities
Fair Value as of December 31, 2020	$—	$—	$545	$—	$545
Recognition of liability acquired as part of the Merger	123,129	5,702	—	—	128,831
Change in fair value	(63,407)	(3,056)	1,251	—	(65,212)
Exercise of common stock warrants	—	—	(1,796)	—	(1,796)
Fair Value as of December 31, 2021	$59,722	$2,646	$—	$—	$62,368

Fair Value as of December 31, 2021	$59,722	$2,646	$—	$—	$62,368
Recognition of liability acquired as part of acquisitions	$—	$—	$—	$1,602	$1,602
Change in fair value	(57,307)	(1,985)	—	500	(58,792)
Settlement of liability acquired as part of acquisitions	—	—	—	(1,500)	(1,500)
Fair Value as of December 31, 2022	$2,415	$661	$—	$602	$3,678

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents held on deposit at one financial institution and accounts receivable. The Company does not require collateral from customers for amounts owed. As of and for the year ended December 31, 2022, one customer represented greater than 10% of the accounts receivable balance and total revenue. There was one customer representing greater than 10% of the accounts receivable balance as of December 31, 2021, and no one customer represented more than 10% of total revenue for the year ended December 31, 2021. Historically, the Company has not experienced any significant credit loss related to any individual customer.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net profit or loss. Repairs and maintenance costs are expensed as incurred.

The cost of property and equipment is depreciated based upon the following asset lives:

Asset Classification	Estimated Useful Life
Machinery and equipment	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	3 years

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company did not identify any triggering events or record any impairment during the years ended December 31, 2022 and 2021.

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

The Company’s cost of revenue also includes indirect costs of providing products and services to its customers. These indirect costs consist primarily of estimates for excess and obsolete inventory, warranty, and stock-based compensation.

Research and Development

The Company expenses all research and development costs as incurred. These costs consist mainly of employee compensation and other personnel-related costs, product prototypes, facility costs, as well as engineering services.

Sales and Marketing

Sales and marketing costs are expensed as incurred and are primarily comprised of personnel-related costs for the Company’s sales and marketing departments, costs related to sales commissions, trades shows, facilities costs, as well as advertising and other demand generating services. Sales and marketing expenses includes advertising costs of $4.1 million and $6.0 million during 2022 and 2021, respectively.

Shipping and Handling Costs

The Company recognizes shipping and handling costs in cost of revenue within the consolidated statements of operations. When shipping and handling services are provided subsequent to the point in time control is transferred, the Company accounts for the shipping and handling services as a fulfillment activity and accrues the related costs.

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

The Company used the Black-Scholes pricing model to estimate the fair value of options on the date of grant. The use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The Company grants stock options and restricted stock units at exercise prices determined equal to the fair value of common stock on the date of the grant, as determined by the Board of Directors. The fair value of the Company’s common stock at each measurement date prior to the merger was based on a number of factors, including the results of third-party valuations, the Company’s historical financial performance, and observable arms-length sales of the Company’s capital stock including convertible preferred stock, and the prospects of a liquidity event, among other inputs. The computation of expected option life is based on an average of the vesting term and the maximum contractual life of the Company’s stock options, as the Company does not have sufficient history to use an alternative method to the simplified method to calculate an expected life for employees. The Company estimates an expected forfeiture rate for stock options, which is factored into the determination of stock-based compensation expense. The volatility assumption is based on the historical and implied volatility of the Company’s peer group with similar business models. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield percentage is zero because the Company does not currently pay dividends nor does the Company intend to do so in the future.

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

Warranty reserves are included within accrued expenses on the consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Year Ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$658	$564
Additions to warranty reserve	812	529
Claims fulfilled	(850)	(435)
Balance at end of period	$620	$658

Warranty reserve is recorded through cost of revenue in the consolidated statements of operations.

Warrants

Warrants to purchase the Company’s common stock issued in conjunction with the Company’s former term loan facility debt were recorded as a liability and classified as other liabilities on the consolidated balance sheet as of December 31, 2020. The change in the fair value is recognized in other expense in the consolidated statements of operations.

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

Dividends may be declared and paid on common stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock. Through the year ended December 31, 2022, no dividends had been declared.

Profit (Loss) Per Share

Basic profit (loss) per common share is calculated by dividing net (loss) profit attributable to common stockholders, less any participating dividends, by the weighted average number of common shares outstanding during the applicable period. Diluted profit

(loss) per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. See Note 18 for further information.

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

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the years ended December 31, 2022 and 2021, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public Warrants and Private Placement Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied, could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants are not considered to be “indexed to the Company’s own stock.” As the Private Placement Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date as part of change in fair value of derivative liabilities, as described in Note 14. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder. The Public Warrants are not precluded from being considered indexed to the Company’s stock and were recognized at fair value in stockholders’ equity on the closing of the Merger.

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

Teton Software Simulation Contingent Earnout

Contingent consideration represents potential future payments that the Company may be required to pay in the event negotiated milestones are met in connection with a business acquisition. Contingent consideration is recorded as a liability at the date of acquisition at fair value. The fair value of contingent consideration related to the development milestone and business milestone metrics is estimated using a scenario-based income approach that uses several possible future scenarios. Under this approach, the value of the milestone payment is calculated as the probability-weighted payment across all scenarios. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of the milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value in the Company’s consolidated statements of operations. See Note 4 for additional information.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases as of the date of adoption or during the year ended December 31, 2022.

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

We review goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and we determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we determine fair value using accepted valuation techniques, specifically, the discounted cash flow and the guideline public company methods, which are weighted 75% and 25%, respectively. The fair value of the reporting unit is compared to the carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss.

A quantitative goodwill impairment testing process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted five year forecasted cash flow including a terminal value. We compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the respective reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions and various other assumptions, however we consider the discount rate assumption to be the key assumption. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

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

Capitalized Software

The Company capitalizes qualifying internal-use software development costs, primarily related to its cloud platform. The costs consist of personnel costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. As of December 31, 2022, capitalized software costs were $0.5 million and included in other current assets on the balance sheet. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, which is typically 3 years. For the year ended December 31, 2022, amortization expense for capitalized software was $10 thousand recorded to cost of revenue.

Foreign Currency Translation

The assets and liabilities of our subsidiary, Digital Metal AB (“Digital Metal”), are translated from its functional currency (Swedish Krona) to U.S. dollars at the exchange rate in effect at the end of the quarter, and the consolidated statements of operations are translated at the average exchange rate each month.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. All such differences are recorded in Other expense, net in the consolidated statements of operations. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. Differences are recorded in other comprehensive income (loss).

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

Upon its adoption of ASC 842 on January 1, 2022, the Company recognized operating lease right-of-use assets and related operating lease liabilities, which increased the Company’s total assets and total liabilities by $12.2 million and $14.0 million, respectively. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations or statement of cash flows and did not impact retained earnings.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. The new credit loss model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for the Company on January 1, 2023. The adoption of ASU 2016-13 will not have a material impact on the consolidated financial statements.

Note 4. Acquisitions

Teton Simulation Software (“Teton”)

On April 4, 2022, the Company acquired Teton Simulation Software (“Teton”) through a statutory merger in exchange for total consideration of $6.6 million, payable in a combination of cash and equity shares. Teton is a software company whose SmartSlice™ technology automates validation and optimizes part performance for additive manufacturing application. The Company integrated Teton's technology with its printing software solution, Eiger™, as a subscription add-on that offers manufacturing customers a streamlined workflow spanning part design, testing, optimization, validation and printing at the point of need, all on a single, cloud-based platform.

A portion of the acquisition consideration is contingent on achievement by Teton of certain business and development milestones, with a fair value of $1.6 million as of the date of acquisition. The Company will pay up to $1.5 million of business related contingent consideration based on stated sales metrics, which had a fair value of $0.6 million as of the date of acquisition. The fair value of this milestone remained unchanged as of December 31, 2022. The development earnout related to product technical milestones, which had a fair value of $1.0 million as of the date of acquisition. This milestone was met and $0.75 million of cash and 312,489 shares were disbursed in 2022. Of the acquisition date cash and equity consideration indicated below, $0.25 million of the cash consideration and $0.25 million of the equity consideration has been “held-back.” This amount will be released 12 months following the Closing Date, unless there is a claim for indemnification. The holdback cash and shares are held on Markforged's balance sheet within accrued expenses and equity, respectively.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s estimates of their fair values on the acquisition date. The fair values of intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for developed technologies. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, discount rates, technology obsolescence curves, and EBITDA margins. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. Goodwill is not deductible for tax purposes.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

Fair value of assets acquired:	At April 4, 2022
Cash and cash equivalents	$383
Accounts receivable	5
Other assets	17
Intangible assets	2,220
Goodwill	4,711
Assets acquired:	$7,336
Fair value of liabilities assumed:
Customer payable - cancelled contracts	$38
Accrued Expense for pre-acquisition expenses	231
Accrued Expense for grant repayment	240
Deferred tax liability	236
Liabilities acquired:	$745

The estimated useful life of the identifiable intangible asset acquired, developed technology, is 7 years.

Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as the acquisition did not have a material impact on the Company's consolidated statements of operations.

Digital Metal AB (“Digital Metal”)

On August 31, 2022 (the “Closing Date”), pursuant to a Sale and Purchase Agreement (the “Purchase Agreement”) by and between Markforged and Höganäs Aktiebolag, a limited liability company incorporated under the laws of Sweden (the “Seller”), the Company completed its acquisition of all of the outstanding share capital of Digital Metal AB, a limited liability company incorporated under the laws of Sweden (“Digital Metal”). At the closing, the Company issued 4,100,000 shares of common stock of the Company, and paid approximately $33.5 million in cash. The cash payment was comprised of $32.0 million related to the purchase price and $1.5 million to settle certain intercompany balances between the Seller and Digital Metal. The acquisition of Digital Metal, the creator of a precise and reliable binder jetting solution, extends Markforged's capabilities into high-throughput production of metal additive parts.

Digital Metal generated revenues of $2.0 million and net loss of $1.4 million during the period between the date of acquisition, August 31, 2022, and December 31, 2022. These amounts are reflected in the consolidated statements of operations for the year ended December 31, 2022.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s estimates of their fair values on the acquisition date. The fair values of intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for acquired technologies, relief-from-royalty method for trade names, and the distributor method for customer relationships. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates, technology obsolescence curves, and EBITDA margins. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill for the acquisition. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. Goodwill is not deductible for tax purposes.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

Fair value of assets acquired:	At August 31, 2022
Cash and cash equivalents	$579
Accounts receivable, net	535
Inventory	2,470
Prepaid and other assets	265
Fixed assets	2,755
Right-of-use asset	205
Intangible assets	15,230
Goodwill	25,770
Assets acquired:	$47,809
Fair value of liabilities assumed:
Accounts payable and accrued expenses	$873
Lease liability – short term	67
Deferred revenue	392
Deferred tax liability	3,005
Lease liability – long term	132
Liabilities acquired:	$4,469

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Useful Life
Acquired technology	$14,580	20 years
Customer relationships	560	9 years
Trade names	90	1 year

Pro Forma Information (Unaudited)

The following unaudited pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the acquisition of Digital Metal had occurred on January 1, 2021:

	Years Ended December 31,
	(Unaudited)
	2022	2021
Net revenues	$102,739	$95,097
Net (loss) profit	(27,863)	3,858

Although actual results could differ from the pro forma results, the Company believes the pro forma results provide a reasonable basis for presenting the significant effects of the transaction. However, the pro forma results are not necessarily indicative of the results that would have occurred if the transaction had occurred at the beginning of fiscal year 2021, including potential synergies, and therefore does not represent what the actual net revenues and net loss would have been had the companies been combined as of this date.

Note 5. Revenue

The Company derives revenue from the sale of 3D printers, consumable materials, and hardware maintenance agreements, through its global channel of third-party value-added reseller partners (“VARs”). Typically, the VAR is the Company’s customer. Customers are invoiced at the time of shipment or at the beginning of the maintenance term and payment is typically due within 60 days. Contracts primarily contain fixed consideration although certain VAR contracts include performance rebates that may be earned based on sales targets which are accounted for as variable consideration and a reduction of revenue. The Company’s variable consideration is primarily based on performance metrics measured over the fiscal year, thus uncertainties related to variable consideration are resolved as of December 31, 2022 and 2021.

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

The Company recognized $5.9 million of revenue in 2022 from deferred revenue as of December 31, 2021. The Company recognized $5.9 million of revenue in 2021 from deferred revenue as of December 31, 2020.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $8.8 million recognized in 2023, $3.3 million recognized in 2024, $1.6 million recognized in 2025, and $0.5 million thereafter.

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

The Company expenses sales commissions when incurred when the amortization period is one year or less. These costs are recorded within sales and marketing in the consolidated statement of operations.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Year Ended December 31,
(in thousands)	2022	2021
Hardware	$69,112	$64,974
Consumables	23,423	19,567
Services	8,423	6,680
Total Revenue	$100,958	$91,221

Note 6. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
Machinery and equipment	$9,954	$6,091
Leasehold improvements	2,432	2,262
Computer equipment	3,532	1,764
Furniture and fixtures	429	367
Computer software	231	250
Construction in process	9,026	1,741
Property and equipment, gross	25,604	12,475
Less: Accumulated depreciation	(7,306)	(6,126)
Property and equipment, net	$18,298	$6,349

Depreciation expense for property and equipment was $2.3 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. Disposal of property and equipment amounted to $1.2 million of fully depreciated assets for the year ended December 31, 2022 and zero for the year ended December 31, 2021.

The December 31, 2022 construction in process balance is primarily related to leasehold improvements being made to the new Waltham headquarters.

Note 7. Inventory

Inventory consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Raw material	$4,582	$853
Work in process	175	77
Finished goods	21,652	9,447
Total inventory	$26,409	$10,377

The Company maintained reserves for obsolete inventory of $1.5 million and $1.0 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, obsolete inventory impairment related to finished goods is $1.3 million and $0.2 million is related to raw materials. As of December 31, 2021, obsolete inventory impairment related to finished goods is $0.8 million and $0.2 million is related to raw materials. The impairment of obsolete inventories is recorded within cost of revenue in the consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The following tables summarize the Company’s goodwill and intangible assets, all of which are related to the acquisitions of Teton Simulation Software in April 2022 and Digital Metal AB in August 2022 (in thousands):

(in thousands)	Goodwill
December 31, 2021	$—
Acquisition of Teton Simulation Software	4,711
Acquisition of Digital Metal	25,770
Foreign currency translation	635
December 31, 2022	$31,116

.	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(97)	$16,703
Customer relationships	9 years	560	(19)	541
Trade names	1 year	90	(27)	63
Foreign currency translation		322	(3)	319
Intangible Assets, net		$17,772	$(146)	$17,626

The Company recognized amortization expense of $97 thousand and $49 thousand to cost of revenue and operating expense, respectively, during the year ended December 31, 2022. Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which the Company anticipates using the asset. The estimated future amortization expense for amortizable assets to be recognized is as follows as of December 31, 2022 (in thousands):

2023	$1,002
2024	1,491
2025	2,020
2026	2,223
2027	1,975
Thereafter	8,915
Total	$17,626

Note 9. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	December 31, 2022	December 31, 2021
Warranty reserve	$620	$658
Compensation, benefits, and expenses	4,451	4,360
Professional services	3,166	1,725
Marketing and advertising	279	122
Teton acquisition holdback liability	250	—
Accrued taxes	392	149
Other	505	397
Total accrued expense	$9,663	$7,411

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

Note 11. Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

Immediately prior to the closing of the Merger, the convertible preferred stock was converted into Legacy Markforged common stock and recapitalized into Common Stock. There was no convertible preferred stock outstanding as of December 31, 2022. The following table summarizes details of convertible preferred stock authorized, issued and outstanding as of December 31, 2020. The Company has retroactively adjusted the shares issued and outstanding prior to July 14, 2021 to give effect to the Exchange Ratio to determine the number of shares of common stock into which they were converted:

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

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2022	December 31, 2021
Common stock options outstanding and unvested RSU	22,962,929	20,267,035
Shares available for issuance under the 2021 plan	24,568,036	21,502,768
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	6,559,930	4,700,000
Total shares of authorized common stock reserved for future issuance	64,015,895	56,394,803

Note 12. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2022, 24,568,036 and 6,559,930 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of their base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employees will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock price on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the year ended December 31, 2022, the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and all outstanding awards became outstanding under the 2021 Plan. No further awards will be granted under the 2013 Plan. Option activity under the 2021 Plan for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	15,929,479	$1.91	7.89
Granted	—	—
Exercised	(1,997,314)	1.11
Forfeited	(2,009,831)	2.14
Outstanding at December 31, 2022	11,922,334	$2.00	6.99
Options exercisable at December 31, 2022	8,349,722	$1.93	6.80

The aggregate intrinsic value of stock options outstanding at December 31, 2022 was $0.6 million. As of December 31, 2022, the Company had 11,674,823 shares vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Year Ended December 31,
(in thousands, except weighted average)	2022	2021
Intrinsic value of options exercised	$3,525	$17,614

In the years ended December 31, 2022 and 2021, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the year ended December 31, 2022, the Company awarded RSUs to newly hired and continuing employees, as well as non-employee directors. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. Awards containing market and/or performance conditions are recognized using the graded vesting method, which is an accelerated expense attribution method. We have not issued any awards with market and/or performance conditions since the Merger. The RSUs that vested during the year ended December 31, 2022 had a fair value of $4.6 million. The following table summarizes the RSU activity for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2021	4,337,556	$9.12
Granted	10,122,983	2.45
Vested	(1,771,725)	7.12
Forfeited	(1,648,219)	5.02
Unvested at December 31, 2022	11,040,595	$3.94

Stock-Based Compensation Expense

The Company recorded compensation expense related to options and RSUs of $16.6 million and $11.9 million for the years ended December 31, 2022 and 2021. Total unrecognized stock-based compensation expense for the RSUs outstanding was $34.7 million at December 31, 2022, which is expected to be recognized over a weighted-average period of 3.0 years. Total unrecognized stock-based compensation expense for the options outstanding was $3.7 million at December 31, 2022, which is expected to be recognized over a weighted-average period of 1.4 years.

	Year Ended December 31,
(in thousands)	2022	2021
Stock options	$3,493	$4,456
Restricted stock units	13,114	7,425
Stock-based compensation expense for restricted stock units and options	$16,607	$11,881

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

During the year ended December 31, 2022, the Company recognized stock-based compensation expense related to the Markforged Earnout of $1.6 million. The unrecognized compensation expense related to the Markforged Earnout is $3.7 million and recognized over a remaining period of no more than 2.5 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares was recognized in the following captions within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2022	2021
Cost of revenue	$354	$515
Sales and marketing	2,158	2,395
Research and development	4,584	4,614
General and administrative	11,113	11,406
Total stock-based compensation expense	$18,209	$18,930

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

There are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, in which case the Markforged Earnout Shares are accounted for as equity classified stock compensation, or with respect to Legacy Markforged common stock, in which case the Markforged Earnout Shares are accounted for as a liability classified instrument in accordance with Accounting Standards Codification Topic 815-40. Markforged Earnout Shares issuable with respect to an unvested Legacy Markforged equity award are issued in the form of Earnout RSUs and are subject to forfeiture if the holder does not complete the required service period. Forfeited Markforged Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis and are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of December 31, 2022:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,276,718	6,063,928
Stock compensation	723,282	602,739
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of December 31, 2022 is $0.17 per share issuable upon Triggering Event I and $0.13 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation to model a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	December 31,	December 31,	July 14,
	2022	2021	2021
Current stock price	$1.16	$5.37	$8.56
Expected volatility	65.00%	70.00%	70.00%
Risk-free interest rate	4.12%	1.19%	0.85%
Dividend rate	—%	—%	—%
Expected term (years)	3.54	4.54	5.00

Neither of the Earnout Triggering Events have occurred as of December 31, 2022 and therefore none were distributed.

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

The warrants were classified as a derivative liability within other liabilities prior to exercise in the consolidated balance sheets and subsequent adjustments to fair value are shown in other expense in the consolidated statements of operations.

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

In accordance with the development agreement, 110,212 warrants vested during the year ended December 31, 2021. As a result, the Company recorded $0.6 million related to the warrants in the year ended December 31, 2021. There were no outstanding but unvested warrants remaining under the terms of the development agreement as of December 31, 2021.

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $0.6 million and $2.6 million as of December 31, 2022 and 2021, respectively. The Company recorded gains of $2.0 and $3.1 million for the years ended December 31, 2022 and 2021, which is included in change in fair value of derivative liabilities on the consolidated statements of operations.

The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model

	December 31, 2022	December 31, 2021	July 14, 2021
Market price of public stock	$1.16	$5.37	$8.56
Exercise price	$11.50	$11.50	$11.50
Expected term (years)	3.54	4.53	5.01
Volatility	177.0%	56.0%	39.1%
Risk-free interest rate	4.12%	1.19%	0.85%
Dividend rate	0.0%	0.0%	0.0%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 15. Income Taxes

The components of the Company’s profit (loss) before income taxes are as follows:

	Year Ended
	December 31,
(in thousands)	2022	2021
Profit (loss) before income taxes:
Domestic	(24,673)	$3,685
Foreign	(1,133)	226
Total	$(25,806)	$3,911

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Current Provision
Federal	$—	$—
State	3	1
Foreign	69	55
Total current provision	72	56
Deferred Provision
Federal	(136)	—
State	(52)	—
Foreign	(302)	—
Total deferred expense (benefit)	(490)	—
Total income tax expense (benefit)	$(418)	$56

The income tax expense (benefit) primarily relates to the release of certain domestic valuation allowance due to acquired deferred tax liabilities that was a source of income to support recognition of certain existing deferred tax assets as well as the benefit related to certain foreign losses.

The overall effective tax rate differs from the statutory US federal tax rate as follows:

	Year Ended December 31,
	% of Pretax Profit (Loss)
	2022	2021
Statutory US federal tax rate	21.00%	21.00%
State income taxes, net of federal benefit	5.88	(51.05)
Stock-based compensation	(8.24)	26.08
Nondeductible expenses	—	1.44
Global intangible low-taxed income	—	1.17
Fair market value change in warrants and earn out liabilities	47.85	(337.50)
Transaction costs	(1.26)	(25.85)
Officer's compensation	(0.69)	26.36
Research and development credits	32.93	(11.95)
Valuation allowance	(91.07)	356.34
Change in statutory tax rate	(1.05)	(3.26)
Other	(3.80)	(1.39)
Effective tax rate	1.55%	1.39%

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets
Lease liability	$11,220	$—
Capitalized research and development costs	9,453	—
Stock compensation	2,296	2,138
Reserves	824	647
Deferred revenue	778	577
Accrued expenses	509	369
Amortization	200	174
Deferred expenses	—	446
Net operating losses	33,690	27,846
Research and development credits	12,260	3,717
Other credits	254	74
Gross deferred tax assets	$71,484	$35,988
Less: Valuation allowance	(59,514)	(36,009)
Deferred tax liabilities
Right-of-use assets	(10,599)	—
Acquired intangible assets	(3,690)	—
Depreciation	(464)	21
Net deferred tax assets	$(2,783)	$—

As of December 31, 2022, the Company had federal net operating loss carryforwards of $15.0 million that are subject to expire at various dates between 2033 and 2037, and net operating losses of $125.4 million, that have no expiration date and can be carried forward indefinitely but are limited in their usage to 80% of annual taxable income. As of December 31, 2022, the Company had state tax net operating loss carryforwards of $56.3 million, that are subject to expire at various dates between 2033 and 2041. At December 31, 2022, the Company had federal and state research and development tax credit carryforwards of $8.4 million and $5.1 million, respectively, which begin to expire in 2030.

As of December 31, 2022, the Company had foreign net operating loss carryforwards of $0.8 million, which have an unlimited carryforward period and do not expire.

The federal and state net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2022, the Company has not completed a 382 study to assess whether a change of ownership has occurred since its formation.

The Company conducted a study of its research and development credits which resulted in an adjustment and increase to its research and development credit carryforwards.

Uncertain tax positions represent tax positions for which income tax reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Reserves for uncertain tax positions as of December 31, 2022 are not material and would not impact the effective tax rate if recognized due to the valuation allowance maintained against the Company’s net deferred tax assets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending income tax examinations. The Company is open to federal tax examination under statute from 2019 to present. The Company is open to tax examination in other jurisdictions from 2016 to present. Carryforward attributes from prior years may still be adjusted upon examination by federal, state and/or foreign tax authorities to the extent utilized in an open tax year or in future periods.

As of December 31, 2022, the Company has not provided for deferred income taxes on unremitted earnings of its foreign subsidiaries since these earnings are indefinitely reinvested. Upon distribution of such earnings in the form of dividends or otherwise, the Company could be subject to taxes. The Company’s foreign unremitted earnings is not material and, as such, any taxes attributable to such unremitted earnings would not be material.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating losses and research and development credits. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $59.5 million has been established at December 31, 2022.

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	Year Ended December 31,
(in thousands)	2022	2021
Balance at beginning of year	$36,009	$21,466
Additions charged to expense	23,505	14,543
Balance at end of year	$59,514	$36,009

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

In March 2019, the Company entered into a lease agreement for 25,000 rentable square feet of office space in the building located at 900 Middlesex Turnpike, Billerica, Massachusetts. The lease term, which commenced in July 2019, was set to expire July 1, 2026, with an option to extend for 2 additional periods of 5 years each, and required monthly payments. In December 2021, the Company entered into the First Amendment of the lease and expanded the office space by approximately 21,902 rentable square feet and extended the maturity date to May 31, 2029 (“Expansion Premises”). In July 2022, the Company entered into the Amended and Restated First Amendment to the lease which modified the lease commencement date to November 1, 2022, when the lease premises were made available to the Company. In addition, the lease expiration date of the original premises and expansion premises was amended to October 31, 2029. The annual base rent for the Expansion Premises per the lease agreement is approximately $0.4 million which will begin in June 2023, and is subject to annual increases of 3% thereafter. The undiscounted future minimum rent obligation is approximately $2.5 million.

In December 2021, the Company entered into a lease agreement for 120,681 rentable square feet of office space located at 60 Tower Road, Waltham, Massachusetts (the “Premises”). The lease term, which commenced April 1, 2022, is set to expire September

30, 2031. At lease commencement, the classification and measurement of the lease was determined and recognized on the balance sheet. The annual base rent under the lease is approximately $4.8 million for the first lease year, with rent payments beginning July 2022 that are subject to fixed annual increases. The undiscounted future minimum rent obligation is approximately $49.3 million, and the discounted right of use asset and liability on the date of commencement, April 1, 2022, was $36.2 million. Per the lease agreement, the Company has provided a security deposit in the form of a letter of credit in the amount of approximately $0.8 million. This letter of credit is recorded as restricted cash within non-current other assets on the balance sheet.

Rent expense under the Company’s operating lease agreements was $6.7 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. There were no financing, variable, or short term leases during the years ended December 31, 2022 and 2021. Future minimum lease payments under these agreements are as follows as of December 31, 2022:

(in thousands)	Amount
2023	$7,715
2024	7,580
2025	7,650
2026	7,777
2027	7,958
After 2027	23,825
Total future lease payments	$62,505
Less: interest	(13,875)
Present value of lease liabilities	$48,630

Year Ended December 31, 2022
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	5,849

December 31, 2022
Other lease information
Weighted-average remaining lease term - Operating leases	7.9 years
Weighted-average discount rate - Operating leases	6.4%

Future minimum lease payments under these agreements were as follows as of December 31, 2021:

(in thousands)	Amount
2022	$5,499
2023	8,314
2024	7,507
2025	7,594
2026	7,775
After 2026	31,412
Total future lease payments	$68,101

Note 17. Commitments and Contingencies

Minimum Commitment Arrangements

The Company may enter into non-binding purchase agreements with suppliers to acquire inventory and other materials during the normal course of business. The Company did not have any minimum purchase commitment arrangements.

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

The Company intends to mount a vigorous defense against Continuous Composites in court. However, the Company can provide no assurance as to the outcome of any such disputes, and any such actions may result in judgments against Markforged for significant damages. The Company does not believe that a loss is probable or that the amount of loss is reasonably estimable in this matter at this time.

Note 18. Net (Loss) Profit Per Share

The Company computes basic net (loss) profit per share using net (loss) profit attributable to the Company’s common stockholders and the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net (loss) profit	$(25,388)	$3,855
Net (loss) profit attributable to common stockholders - Basic & Diluted	(25,388)	3,855
Denominator:
Weighted average shares outstanding - Basic	189,747,367	108,088,115
Add: Weighted average unvested options outstanding	—	5,875,309
Add: Dilutive effect of restricted units issued	—	—
Weighted average shares outstanding - Diluted	189,747,367	113,963,424
Net (loss) profit per common share:
Basic	$(0.13)	$0.04
Diluted	(0.13)	0.03

For the year ended December 31, 2022, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options, and warrants, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Year Ended December 31,
	2022	2021
Unvested RSUs	11,040,595	4,337,556
Unvested option awards	11,922,334	—
Warrants	8,524,984	8,524,984
Contingently issuable earnout shares	14,666,667	14,666,667
Total	46,154,580	27,529,207

Note 19. Segment Information

In the operation of the business, the Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”) is the person responsible for making resource allocation decisions. Operating segments are components of the business for which the CODM regularly reviews discrete financial information. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

The Company currently sells its product in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”) markets. The Company measures revenue based on the physical location of where the customer who is receiving the promised goods or service is located. Disaggregated revenue data for those markets is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Americas	$46,638	$48,516
EMEA	30,185	25,592
APAC	24,135	17,113
Total	$100,958	$91,221

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $43.8 million and $46.7 million for the years ended December 31, 2022 and 2021, respectively. The Company’s long-lived assets are primarily located in the United States, where the Company’s headquarters and primary operations are located. Approximately 18% of our long-lived assets are located in Sweden, where we perform research and development activities related to our binder-jetting technology.