Form 10-Q
period 2023-03-31
Markforged Holding Corp
filed 2023-05-11
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39453

Markforged Holding Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	92-3037714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Tower Road Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 496-1805

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share Redeemable Warrants, each whole warrant exercisable for one share of Common Stock, $0.0001 par value	MKFG MKFG.WS	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 11, 2023, the registrant had 196,335,666 shares of common stock, $0.0001 par value per share, outstanding.

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
•
A future pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our products. The continued impact of the economic downturn and related supply chain disruptions have continued to adversely impact our business.
•
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
•
We may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level. As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities. We depend on a limited number of third-party contract manufacturers for a substantial portion of our manufacturing needs and we depend on a number of suppliers for other parts and components; since the second half of 2021, we have increasingly experienced, and expect to continue to experience, price increases, supply shortages and delays and any such delay, disruption or quality control problems in their operations which could cause harm to our operations, including loss of market share, reduced margins and damage to our brand.
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
•
If we are unable for any reason to meet the continued listing requirements of the NYSE, such action or inaction could result in a delisting of our securities.
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
•
our financial performance;
•
the effect of uncertainties related to economic downturns and global supply chain disruptions, or any future pandemics;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2023 and December 31, 2022

(In thousands, except share data and par value amounts) (Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$90,674	$124,242
Short-term investments	60,756	43,690
Accounts receivable, net of allowance for expected credit losses ($768 and $971, respectively)	26,115	29,294
Inventory	29,272	26,409
Prepaid expenses	2,336	2,847
Other current assets	3,362	3,334
Total current assets	212,515	229,816
Property and equipment, net	19,122	18,298
Intangible assets, net	17,426	17,626
Goodwill	31,190	31,116
Right-of-use assets	44,591	45,955
Other assets	3,043	3,130
Total assets	$327,887	$345,941
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,515	$14,425
Accrued expenses	11,459	9,663
Deferred revenue	9,174	8,854
Lease liabilities	7,979	8,022
Total current liabilities	39,127	40,964
Long-term deferred revenue	5,834	5,358
Contingent earnout liability	1,607	2,415
Long-term lease liabilities	39,391	40,608
Other liabilities	3,867	4,042
Total liabilities	89,826	93,387
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022; 195,643,620 and 194,560,946 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	356,982	352,564
Accumulated deficit	(120,116)	(101,097)
Accumulated other comprehensive income	1,176	1,068
Total stockholders’ equity	238,061	252,554
Total liabilities and stockholders’ equity	$327,887	$345,941

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$24,090	$21,859
Cost of revenue	12,508	10,253
Gross profit	11,582	11,606
Operating expenses
Sales and marketing	10,576	10,448
Research and development	10,380	10,567
General and administrative	12,128	11,743
Total operating expenses	33,084	32,758
Loss from operations	(21,502)	(21,152)
Change in fair value of derivative liabilities	189	693
Change in fair value of contingent earnout liability	808	24,896
Other expense, net	(204)	(219)
Interest income	1,691	20
(Loss) profit before income taxes	(19,018)	4,238
Income tax expense (benefit)	1	(1)
Net (loss) profit	$(19,019)	$4,239
Weighted average shares outstanding - basic	195,369,245	186,383,312
Weighted average shares outstanding - diluted	195,369,245	191,100,683
Net (loss) profit per share - basic	$(0.10)	$0.02
Net (loss) profit per share - diluted	(0.10)	0.02

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2023 and 2022

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) profit	$(19,019)	$4,239
Other comprehensive income, net of taxes:
Unrealized (loss) on available-for-sale marketable securities, net	(50)	—
Foreign currency translation adjustment	158	—
Total comprehensive (loss) income	$(18,911)	$4,239

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2023 and 2022

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
December 31, 2022	194,560,946	$19	$352,564	$(101,097)	$1,068	$252,554
Exercise of common stock options	502,299	—	180	—	—	180
Stock vested under compensation plan less shares withheld to cover taxes	580,375	—	(118)	—	—	(118)
Stock-based compensation expense	—	—	4,144	—	—	4,144
Earnout stock-based compensation expense	—	—	212	—	—	212
Net loss	—	—	—	(19,019)	—	(19,019)
Other comprehensive income	—	—	—	—	108	108
March 31, 2023	195,643,620	$19	$356,982	$(120,116)	$1,176	$238,061

December 31, 2021	185,993,058	$19	$319,859	$(75,709)	$—	$244,169
Exercise of common stock options	942,836	—	580	—	—	580
Stock vested under compensation plan less shares withheld to cover taxes	182,066	—	—	—	—	—
Stock-based compensation expense	—	—	4,285	—	—	4,285
Earnout stock-based compensation expense	—	—	1,137	—	—	1,137
Net income and comprehensive income	—	—	—	4,239	—	4,239
March 31, 2022	187,117,960	$19	$325,861	$(71,470)	$—	$254,410

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(In thousands, except share data) (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating Activities:
Net (loss) profit	$(19,019)	$4,239
Adjustments to reconcile net profit (loss) to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	2,430	1,163
Provision for doubtful accounts	(523)	(43)
Reserve for excess and obsolete inventory	150	109
Change in fair value of warrant liabilities	(189)	(693)
Change in fair value of contingent earnout liability	(808)	(24,896)
Amortization (accretion) of (discounts) premiums on available-for-sale securities	(670)	—
Stock-based compensation expense	4,356	5,422
Changes in operating assets and liabilities
Accounts receivable	3,708	4,014
Inventory	(2,998)	(2,533)
Prepaid expenses	511	285
Other current assets	(28)	(1,376)
Other assets	85	(236)
Accounts payable and accrued expenses	(2,117)	(4,152)
Other current liabilities	—	(82)
Deferred revenue	788	145
Other non-current lease liabilities	(1,218)	(613)
Net cash used in operating activities	(15,542)	(19,247)
Investing Activities:
Purchases of property and equipment	(1,646)	(798)
Purchases of available-for-sale securities	(18,950)	—
Proceeds from sales and maturities of marketable securities	2,500	—
Net cash used in investing activities	(18,096)	(798)
Financing Activities:
Proceeds from exercise of common stock options	180	580
Taxes paid related to net share settlement of equity awards	(118)	—
Net cash provided by financing activities	62	580
Effect of exchange rate changes on cash	8	—
Net change in cash, cash equivalents, and restricted cash	(33,568)	(19,465)
Cash, cash equivalents, and restricted cash
Beginning of year	124,242	288,603
End of period	$90,674	$269,138

Supplemental disclosures of cash flow information
Cash and cash equivalents	$90,674	$269,138
Restricted cash in other non-current assets	1,430	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$92,104	$269,138
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$899	$83

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

Risks and Uncertainties

We continue to monitor, analyze, and respond to evolving developments regarding supply chain disruptions and the economic downturn. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company including certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, intangible assets, goodwill, and long-lived assets, were assessed and had no material impact as of and for the three months ended March 31, 2023. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.

Reporting Currency

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are the currencies of the primary economic environment in which each of them operate.

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

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash as of March 31, 2023 relates to deposits to secure letters of credit. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets.

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

The Company’s cash equivalents and short-term investments are invested in the following:

	March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$82,704	$—	$—	$82,704
Total cash equivalents	82,704	—	—	82,704
Commercial paper	27,447	—	—	27,447
Government bonds	20,440	17	—	20,457
Corporate bonds	4,966	—	(11)	4,955
U.S. Treasury bills	4,944	1	—	4,945
Asset-backed securities	2,955	—	(3)	2,952
Total short-term investments	$60,752	$18	$(14)	$60,756
Total cash equivalents and short-term investments	$143,456	$18	$(14)	$143,460

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$119,721	$—	$—	$119,721
Commercial paper	3,077	—	—	3,077
Total cash equivalents	122,798	—	—	122,798
Government bonds	21,719	51	—	21,770
Commercial paper	12,568	1	—	12,569
Corporate bonds	3,927	—	—	3,927
Asset-backed securities	2,921	—	(1)	2,920
U.S. Treasury bills	2,447	3	—	2,450
Total short-term investments	$43,582	$55	$(1)	$43,636
Total cash equivalents and short-term investments	$166,380	$55	$(1)	$166,434

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit losses are estimated for accounts receivable considered to be uncollectible based on management’s assessment of collectability, which considers specific customers’ abilities to meet their financial obligations, the length of time receivables are past due, and historical collection experience. If circumstances related to specific customers change, or economic conditions deteriorate such that past collection experience is no longer relevant, the Company’s estimate of the recoverability of accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$1,559	$1,021
Provision adjustment	(523)	(43)
Write – offs	(250)	(7)
Balance at end of period	$786	$971

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$82,704	—	—	$82,704
Total cash and cash equivalents	$82,704	$—	$—	$82,704
Commercial paper	—	27,447	—	27,447
Government bonds	—	20,457	—	20,457
Corporate bonds	—	4,955	—	4,955
Asset-backed securities	—	2,952	—	2,952
U.S. Treasury bills	4,945	—	—	4,945
Total assets	$87,649	$55,811	$—	$143,460
Liabilities:
Contingent earnout liability	$—	$—	$1,607	$1,607
Private placement warrant liability	—	—	472	472
Teton acquisition contingent earnout liability	—	—	602	602
Total liabilities	$—	$—	$2,681	$2,681

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$119,721	—	—	$119,721
Short-term investments included in cash and cash equivalents	—	3,077	—	3,077
Total cash and cash equivalents	$119,721	$3,077	$—	$122,798
Government bonds	—	21,770	—	21,770
Commercial paper	—	12,569	—	12,569
Corporate bonds	—	3,927	—	3,927
Asset-backed securities	—	2,920	—	2,920
U.S. Treasury bills	2,450	—	—	2,450
Total assets	$122,171	$44,263	$—	$166,434
Liabilities:
Contingent earnout liability	$—	$—	$2,415	$2,415
Private placement warrant liability	—	—	661	661
Teton acquisition contingent earnout liability	—	—	602	602
Total liabilities	$—	$—	$3,678	$3,678

The Company remeasures its Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Binomial Lattice Model. The valuation of the earnout shares is based on a Monte Carlo simulation. The significant assumptions used in preparing the above models are disclosed in Note 12 Stock Warrants and Note 11 Earnout. The Teton Software Simulation ("Teton") contingent earnout is related to development and business milestone metrics estimated using a scenario-based approach discussed in Note 2, Contingent Earnout Liability. The Teton development milestone was met and settled in 2022. There were no transfers between levels during the periods presented.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total Other Liabilities
Fair Value as of December 31, 2021	$59,722	$2,646	$—	$62,368
Change in fair value	(24,896)	(693)	—	(25,589)
Fair Value as of March 31, 2022	$34,826	$1,953	$—	$36,779

Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678
Change in fair value	(808)	(189)	—	(997)
Fair Value as of March 31, 2023	$1,607	$472	$602	$2,681

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral from customers for amounts owed. As of March 31, 2023 and December 31, 2022, one customer represented 13% of the accounts receivable balance. For the three months ended March 31, 2023 no one customer represented 10% of total revenue, and one customer represented 11% of total revenue for the three months ended March 31, 2022. Historically, the Company has not experienced any significant credit loss related to any individual customer.

Additionally, we have cash and cash equivalents held on deposit at two primary financial institutions.

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company did not identify any triggering events or record any impairment during the three months ended March 31, 2023 and 2022.

Sales and Marketing

Advertising costs, which are expensed as incurred, are included as a component of sales and marketing expenses, and were $0.6 million and $1.0 million during the three months ended March 31, 2023 and 2022, respectively.

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

Warranty reserves are included within accrued expenses on the condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$620	$658
Additions to warranty reserve	173	286
Claims fulfilled	(309)	(139)
Balance at end of period	$484	$805

Warranty reserve is recorded through cost of revenue in the condensed consolidated statements of operations.

Segment Information

The Company determines its chief operating decision maker (“CODM”) based on the person responsible for making resource allocation decisions. Operating segments are components of the business for which the CODM regularly reviews discrete financial information.

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three months ended March 31, 2023, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Teton Software Simulation Contingent Earnout

Contingent consideration represents potential future payments that the Company may be required to pay in the event negotiated milestones are met in connection with a business acquisition. Contingent consideration is recorded as a liability at the date of acquisition at fair value. The fair value of contingent consideration related to the development milestone and business milestone metrics is estimated using a scenario-based approach, which is a special case of the income approach that uses several possible future scenarios. Under this approach, the value of the milestone payment is calculated as the probability-weighted payment across all scenarios. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of the milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value in the Company’s consolidated statements of operations. See Note 3 for additional information.

Leases

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases during the three months ended March 31, 2023 and 2022.

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

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is not amortized but is tested for impairment at least annually, or as circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Our annual review of goodwill impairment occurs in the fourth quarter.

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

A quantitative goodwill impairment testing process requires valuation of the reporting unit, which we primarily determine using an income approach based on a discounted five year forecasted cash flow including a terminal value. We compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the respective reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions and various other assumptions, however we consider the discount rate assumption to be the key assumption. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. The new credit loss model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes became effective for the Company on January 1, 2023, which did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3. Acquisitions

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

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

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

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

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

Note 4. Revenue

Contract Balances

For the three months ended March 31, 2023, the Company recognized $2.3 million from the deferred revenue account balances as of December 31, 2022. For the three months ended March 31, 2022, the Company recognized $1.9 million from the deferred revenue account balance as of December 31, 2021.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $8.2 million expected to be recognized in the remainder of 2023, $4.1 million expected to be recognized in 2024, $2.1 million expected to be recognized in 2025, and $0.6 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended March 31,
(in thousands)	2023	2022
Hardware	$15,195	$14,517
Consumables	6,455	5,456
Services	2,440	1,886
Total Revenue	$24,090	$21,859

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Machinery and equipment	$10,405	$9,954
Leasehold improvements	11,641	2,432
Computer equipment	3,660	3,532
Furniture and fixtures	472	429
Computer software	232	231
Construction in process	776	9,026
Property and equipment, gross	27,186	25,604
Less: Accumulated depreciation	(8,064)	(7,306)
Property and equipment, net	$19,122	$18,298

Depreciation expense for property and equipment was $0.8 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw material	$4,897	$4,582
Work in process	383	175
Finished goods	23,992	21,652
Total inventory	$29,272	$26,409

The Company maintained reserves for obsolete and excess inventory of $1.6 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, obsolete inventory related to finished goods is $1.5 million and $0.1 million is related to raw materials. As of December 31, 2022, the obsolete inventory reserve related to finished goods is $1.3 million and $0.2 million is related to raw materials. The reserve for obsolete inventories is recorded within cost of revenue in the condensed consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The following tables summarizes the Company’s goodwill and intangible assets, all of which are related to the acquisitions of Teton Simulation Software in April 2022 and Digital Metal AB in August 2022 (in thousands):

(in thousands)	Goodwill
December 31, 2022	$31,116
Foreign currency translation	74
March 31, 2023	$31,190

		March 31, 2023			December 31, 2022
.	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(322)	$16,478	$16,800	$(97)	$16,703
Customer relationships	9 years	560	(37)	523	560	(19)	541
Trade names	1 year	90	(50)	40	90	(27)	63
Foreign currency translation		394	(9)	385	322	(3)	319
Intangible Assets, net		$17,844	$(418)	$17,426	$17,772	$(146)	$17,626

The Company recognized amortization expense of $0.2 million and less than $0.1 million to costs of goods sold and operating expense, respectively, during the three months ended March 31, 2023. Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which we anticipate continued use of the asset. The estimated future amortization expense for amortizable assets to be recognized is as follows as of March 31, 2023 (in thousands):

2023 (remaining nine months)	$754
2024	1,495
2025	2,027
2026	2,231
2027	1,984
Thereafter	8,935
Total	$17,426

Note 8. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	March 31, 2023	December 31, 2022
Warranty reserve	$484	$620
Compensation, benefits, and expenses	5,636	4,451
Professional services	3,285	3,166
Marketing and advertising	388	279
Teton acquisition holdback liability	250	250
Accrued taxes	374	392
Accrued freight and duties	439	372
Other	603	133
Total accrued expense	$11,459	$9,663

Note 9. Common Stock and Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2023	December 31, 2022
Common stock options outstanding and unvested RSU	21,640,031	22,962,929
Shares available for issuance under the 2021 plan	34,520,368	24,568,036
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	8,505,539	6,559,930
Total shares of authorized common stock reserved for future issuance	74,590,938	64,015,895

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2023, 34,520,368 and 8,505,539 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the three months ended March 31, 2023 and 2022 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	11,922,334	$2.00	6.99
Granted	—	—
Exercised	(502,299)	0.36
Forfeited	(173,225)	2.11
Outstanding at March 31, 2023	11,246,810	$2.07	6.89
Options exercisable at March 31, 2023	8,423,719	$2.04	6.77

The aggregate intrinsic value of stock options outstanding at March 31, 2023 was $0.1 million. As of March 31, 2023, the Company had 11,024,365 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Three Months Ended March 31,
(in thousands, except weighted average)	2023	2022
Intrinsic value of options exercised	$493	$2,750

In the three months ended March 31, 2023 and 2022, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the three months ended March 31, 2023, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2022	11,040,595	$3.94
Granted	372,100	1.45
Vested	(681,560)	4.42
Forfeited	(337,914)	3.85
Unvested at March 31, 2023	10,393,221	$3.82

Stock-Based Compensation Expense

The Company recorded compensation expense related to options and RSUs of $4.1 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. Total unrecognized stock-based compensation expense for the RSUs outstanding was $30.9 million at March 31, 2023, which is expected to be recognized over a weighted-average period of 2.8 years. Total unrecognized stock-based compensation expense for the options outstanding was $2.9 million at March 31, 2023, which is expected to be recognized over a weighted-average period of 1.2 years.

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options	$738	$987
Restricted stock units	3,406	3,298
Stock-based compensation expense for restricted stock units and options	$4,144	$4,285

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense related to the Markforged Earnout of $0.2 million and $1.1 million, respectively. The unrecognized compensation expense related to the Markforged Earnout is $2.6 million and will be recognized over a remaining period of no more than 2.3 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$73	$115
Sales and marketing	475	848
Research and development	1,147	1,419
General and administrative	2,661	3,040
Total stock-based compensation expense	$4,356	$5,422

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

As discussed in Note 2, Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of March 31, 2023:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,285,119	6,070,929
Stock compensation	714,881	595,738
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of March 31, 2023 is $0.11 per share issuable upon Triggering Event I and $0.09 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	March 31,	December 31,	March 31,
	2023	2022	2022
Current stock price	$0.96	$1.16	$3.99
Expected volatility	70.00%	65.00%	65.00%
Risk-free interest rate	3.74%	4.12%	2.42%
Dividend rate	—%	—%	—%
Expected term (years)	3.29	3.54	4.30

Neither of the Earnout Triggering Events have occurred as of March 31, 2023 and therefore no earnout shares were distributed.

Note 12. Stock Warrants

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $0.5 million as of March 31, 2023. The Company recorded a gain of $0.2 million and $2.0 million, respectively, for the three months ended March 31, 2023 and 2022, which is included in change in fair value of derivative liabilities on the condensed consolidated statements of operations.

The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model:

	March 31, 2023	December 31, 2022	March 31, 2022
Market price of public stock	$0.96	$1.16	$3.99
Exercise price	$11.50	$11.50	$11.50
Expected term (years)	3.29	3.54	4.29
Volatility	170.0%	177.0%	76.0%
Risk-free interest rate	3.74%	4.12%	2.42%
Dividend rate	—%	—%	—%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a de minimis tax expense (benefit) during the three months ended March 31, 2023 and 2022.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2023 and December 31, 2022, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2022. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2022. There is no material adjustment to the valuation allowance at March 31, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA became effective on January 1, 2023. We do not expect the IRA will have a material impact on our income tax expense (benefit).

Note 14. Leases

Rent expense under the Company’s operating lease agreements was $1.6 million and $0.6 million for the three months ended March 31, 2023 and 2022. There were not any financing, variable, or short term leases during the three months ended March 31, 2023 and 2022. Future minimum lease payments under these agreements are as follows as of March 31, 2023:

(in thousands)	Amount
2023 (remaining nine months)	$5,697
2024	7,580
2025	7,650
2026	7,777
2027	7,958
After 2028	23,826
Total future lease payments	$60,488
Less: interest	(13,118)
Present value of lease liabilities	$47,370

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	1,218	613

March 31, 2023
Other lease information
Weighted-average remaining lease term - Operating leases	7.7 years
Weighted-average discount rate - Operating leases	6.4%

Note 15. Commitments and Contingencies

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

Note 16. Net (Loss) Profit Per Share

The Company computes basic net (loss) profit per share using net (loss) profit attributable to the Company’s common stockholders and the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net (loss) profit	$(19,019)	$4,239
Net (loss) profit attributable to common stockholders - Basic & Diluted	(19,019)	4,239
Denominator:
Weighted average shares outstanding - Basic	195,369,245	186,383,312
Add: Weighted average unvested options outstanding	—	4,576,079
Add: Dilutive effect of restricted units issued	—	141,292
Weighted average shares outstanding - Diluted	195,369,245	191,100,683
Net (loss) profit per common share:
Basic	$(0.10)	$0.02
Diluted	(0.10)	0.02

For the three months ended March 31, 2023, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options and warrants, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three Months Ended March 31,
	2023	2022
Unvested RSUs	10,393,221	4,607,701
Unvested or unexercised option awards	11,246,810	—
Warrants	8,524,984	8,524,984
Contingently issuable earnout shares	14,666,667	14,666,667
Total	44,831,682	27,799,352

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Americas	$10,458	$10,097
EMEA	8,492	6,719
APAC	5,140	5,043
Total	$24,090	$21,859

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $9.5 million for both the three months ended March 31, 2023 and 2022, respectively. The Company’s long-lived assets, inclusive of right-of-use assets, are substantially located in the United States, where the Company’s primary operations are located.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $24.1 million and $21.9 million for the three months ended March 31, 2023 and 2022, respectively, and incurred a net loss of $19.0 million and net profit of $4.2 million, respectively, for those same periods. Net profit (loss) for the three months ended March 31, 2023 and 2022 is inclusive of non-cash mark-to-market gains of $1.0 million and $25.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $120.1 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to continue to incur additional general and administrative expenses associated with operating as a public company.

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

For more information on the acquisitions, please see Note 4 in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Impact of global supply chain disruption

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

We are continuing to closely monitor the impact of economic conditions on all aspects of our business, including how it is impacting our customers, employees, supply chain, and distribution network, as well as the demand for our products in the markets that we serve. The extent to which disruptions may impact our business going forward will depend on numerous evolving factors that we cannot reliably predict. These factors may adversely impact business spending on manufacturing technology as well as customers’ ability to pay for our products and services on an ongoing basis.

For more information on operations and risks related to global supply chain disruptions, please see the section of this Quarterly Report on Form 10-Q titled “Risk Factors — Risks Related to Our Business and Industry”.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and premium software subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (which we also refer to as “Success Plans”) and premium software subscriptions. The Success Plan revenue stream primarily consists of hardware maintenance services generally realized over a period of one to three years. Premium software subscriptions relate to certain cloud software solutions sold separately from our standard cloud-based software platform offering that is fully integrated with our hardware. Recurring revenue was 37% and 34% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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

Components of Results of Operations

Revenue

The majority of our revenue results from the sale of hardware, including our additive manufacturing products, and related consumables. We deliver products and services primarily through our value-added reseller ("VAR") network, who purchase and resell our products to end users. Hardware and consumables revenue is recognized upon transfer of control to the customer, which is typically the VAR, and generally takes place at the point of shipment. We also generate a portion of our revenue from hardware maintenance services and our premium software subscriptions. Revenue from hardware maintenance services for our additive manufacturing products is primarily generated through one-year or three-year contracts and is recognized ratably over the term of the agreement. Revenue related to software subscriptions is recognized ratably over the term of the subscription. Our VARs may provide installation services, as needed depending on the product.

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

Other expense, net

Other expense includes other non-operating expenses.

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

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of March 31, 2023 and December 31, 2022, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented.

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$24,090	$21,859	$2,231	10%
Cost of revenue	12,508	10,253	2,255	22%
Gross profit	11,582	11,606	(24)
Operating expense
Sales and marketing	10,576	10,448	128	1%
Research and development	10,380	10,567	(187)	(2)%
General and administrative	12,128	11,743	385	3%
Total operating expense	33,084	32,758	326
Loss from operations	(21,502)	(21,152)	(350)
Change in fair value of warrant liabilities	189	693	(504)	(73)%
Change in fair value of contingent earnout liability	808	24,896	(24,088)	(97)%
Other expense, net	(204)	(219)	15	(7)%
Interest income	1,691	20	1,671	NM
(Loss) profit before income taxes	(19,018)	4,238	(23,256)
Income tax benefit (expense)	1	(1)	2	(200)%
Net (loss) profit	$(19,019)	$4,239	$(23,258)

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

The following table sets forth the changes in the components of gross margin for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$24,090	$21,859	$2,231	10%
Cost of revenue	12,508	10,253	2,255	22%
Gross profit	11,582	11,606	(24)	(0)%
Gross margin	48%	53%	—	(9)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Hardware	$15,195	$14,517	$678	5%
Consumables	6,455	5,456	999	18%
Services	2,440	1,886	554	29%
Total Revenue	$24,090	$21,859	$2,231	10%

Consolidated revenue for the three months ended March 31, 2023 was $24.1 million compared with revenue of $21.9 million for the three months ended March 31, 2022 representing an increase of 10%, primarily driven by increases in consumable and service revenue over the comparable period.

Hardware revenue increased 5% during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Overall unit sales decreased driven by a shift in sales to higher value next-gen printers, specifically the FX20. Consumables revenue increased approximately 18% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in consumables revenue was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased approximately 29% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in services revenue was driven by an increase in the percentage of hardware units sold with a warranty and maintenance contract during the preceding year.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended March 31, 2023 was $12.5 million compared with cost of revenue of $10.3 million for the three months ended March 31, 2022 representing an increase of 22%. This was primarily due to higher than anticipated costs to produce FX20s, principally the cost of mechanical and electronic components, and labor to produce the FX20, and, more broadly across our product portfolio, rising freight and logistics costs. Gross profit for the three months ended March 31, 2023 was relatively stable with three months ended March 31, 2022 generating approximately $11.6 million during both periods. Gross profit margin for the three months ended March 31, 2023 was 48% while the gross profit margin for the three months ended March 31, 2022 was 53%. The decline in consolidated gross profit is primarily due to the increased costs to procure supplies of mechanical and electronic components and increases in the cost of labor to produce the initial units of our newest printer, the FX20. Additionally, gross profit was impacted by increases to freight and logistics expenses in support of production, and a shift in our product mix.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$10,576	44%	$10,448	48%	$128	1%
Research and development	10,380	43%	10,567	48%	(187)	(2)%
General and administrative	12,128	50%	11,743	54%	385	3%
Total operating expenses	$33,084	137%	$32,758	150%	$326	1%

Sales and marketing expense was consistent for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Notable changes within the sales and marketing caption include an increase in events and travel costs of $0.6 million as more events were held compared to the comparable period. Rent expense increased $0.3 million due to the commencement of our new Waltham headquarters lease, which is allocated to operating expense captions based on headcount. Marketing development funds, which reimburse our VARs for product promotion, increased $0.2 million as we shifted our marketing strategy to improve support of our VAR network. These increases were partially offset by a decline in demand-generating advertising spending of $0.4 million due to a strategic shift by our marketing team to other advertising avenues, such as marketing development funds. Stock-based compensation decreased $0.4 million due to the graded vested accounting for stock based compensation, and expense related to external contractors decreased $0.2 million as we continued to shift roles in-house.

Research and development expenses decreased 2% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a decrease in prototype research and development of $1.1 million due to the phase of the development of the FX20 in the first quarter of 2022 versus current projects. This was partially offset by an increase in rent expense of $0.6 million due to the commencement of our new Waltham headquarters lease.

General and administrative expenses increased 3% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase in headcount related costs of $0.6 million as we continued to hire key personnel to support our public company infrastructure, and rent expense of $0.7 million due to the commencement of our new Waltham headquarters lease. Legal related expenses increased $1.0 million driven by litigation. These increases were partially offset by a $0.7 million decrease in bad debt expense due to strategic collection efforts, a decrease in stock based compensation expense of $0.4 million, and transaction expenses of $0.4 million.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Change in fair value of derivative liabilities	$189	$693	$(504)	(73)%
Change in fair value of contingent earnout liability	808	24,896	(24,088)	(97)%
Other expense, net	(204)	(219)	15	(7)%
Interest income	1,691	20	1,671	NM

The fair value of derivative and earnout liabilities decreased creating additional income of $1.0 million for the three months ended March 31, 2023 compared to income of $25.6 million for the three months ended March 31, 2022. The change was primarily driven by a decrease in the change in the fair value of the contingent earnout liability over the prior year of $24.1 million. The fair value of the contingent earnout liability correlates with the change in the price of our common stock during each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a de minimis expense (benefit) for income taxes for the three months ended March 31, 2023 and 2022, respectively.

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

Investors should note that beginning with the second quarter of 2022, we have modified the presentation of “non-recurring costs” included in non-GAAP gross margin, non-GAAP operating profit (loss), non-GAAP net profit (loss) and non-GAAP earnings per share metrics to include certain non-recurring litigation costs. We use these metrics to provide an understanding of the results of our core business performance and believe these non-recurring litigation costs are reflective of one-time expenses that are not indicative of the performance of our core business’ operations. This change increases “non-recurring costs” by $0.6 million for the first quarter of 2022. To conform to the current period’s presentation, we have included non-recurring litigation costs as “non-recurring costs” when presenting the foregoing non-GAAP figures for the year to date period and periods presented for 2022.

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

Non-GAAP Net Profit (Loss)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net (loss) profit	$(19,019)	$4,239
Stock compensation expense	4,356	5,422
Change in fair value of derivative liabilities	(189)	(693)
Change in fair value of contingent earnout liability	(808)	(24,896)
Amortization	277	—
Non-recurring costs	2,081	1,047
Non-GAAP net loss	$(13,302)	$(14,881)

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents, and short term investments of $151.4 million as of March 31, 2023. We incurred a net loss of $19.0 million and net income of $4.2 million for the three months ended March 31, 2023 and 2022, respectively.

Currently we generate negative operating cash flows as we pursue further business growth. We believe our cash and cash equivalents, and short term investments of $151.4 million as of March 31, 2023 is more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the three months ended March 31, 2023 and 2022

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	$	%
Net cash used in operating activities	$(15,542)	$(19,247)	$3,705	(19)%
Net cash used in investing activities	(18,096)	(798)	(17,298)	NM
Net cash provided by financing activities	62	580	(518)	(89)%
Effect of exchange rate changes on cash	8	—	8	(100)%
Net change in cash and cash equivalents	$(33,568)	$(19,465)	$(14,103)	72%

Cash flow from operations

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $15.5 million and $19.2 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Operating cash flows before changes in working capital	$(14,273)	$(14,699)
Changes in working capital	(1,269)	(4,548)

Net cash used in operating activities decreased by $3.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change in operating cash flows before changes in working capital consists of an increase in net loss of $23.3 million, adjusted for non-cash items, primarily consisting of lower gains on mark-to-market fair value adjustment of liabilities of $24.6 million, as well as depreciation, amortization, and non-cash lease interest of $1.3 million. These adjustments were offset by a decrease in stock-based compensation expense of $1.1 million.

Cash consumed by working capital decreased $3.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022; this was primarily driven by stability in prepaid-inventory that began to be carried to our balance sheet in the first quarter of 2022. The decrease in operating cash flow changes are attributed to the increases in cost of sales and operating expense discussed above.

Cash flow from investing activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $18.0 million and $0.8 million, respectively. The increase in cash used is primarily due to an increase in short term investments during the first quarter of 2023. We implemented this cash strategy during the fourth quarter of 2022.

Cash flow from financing activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2023 and net cash provided by financing activities was $0.6 million for the three months ended March 31, 2022. The change in financing activities was driven by a decrease in proceeds from option exercises.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023.

Recent accounting pronouncements

Refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the recent accounting pronouncements that we have adopted and have not yet adopted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2023, we had $151.4 million of cash, cash equivalents, and short-term investments in a variety of securities, including corporate notes and bonds, commercial paper, money market funds and U.S. government and agency securities. Our cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

Remediation of Material Weaknesses

Management has been actively engaged in remediation efforts to address the material weaknesses throughout 2021 and 2022, and are continuing these efforts in 2023. Our remediation efforts include the following measures:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a history of losses since inception in 2013 until 2022 and funded our cash flow deficits primarily through the issuance of capital stock. As of March 31, 2023, we had an accumulated deficit of $120.1 million, including current year net loss of $19.0 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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
•
the impact of supply chain disruptions on our customers, suppliers, manufacturers and operations;
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

Future pandemics may significantly affect our business and operations, and the duration and extent to which other future health epidemics and any related economic downturns will impact our future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic and efforts to control its spread significantly curtailed the movement of people, goods and services worldwide.

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

Impacts to our business from any future health epidemics depend on multiple factors that cannot be accurately predicted, such as the duration and scope of the epidemic, the extent and effectiveness of containment actions, the disruption caused by such actions, including governmental responses, and the efficacy and rates of vaccines. Disruptions as a result of future health epidemics could result in reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. For example, in the first and second quarters of 2020, many of our customers reduced capital expenditures, which negatively impacted our revenue and results of operations. The COVID-19 pandemic caused significant supply chain disruptions that affected our ability to produce our products on time and at our projected cost. Further, we had to close and/or limit capacity at our headquarters and manufacturing facilities, which created operational challenges and introduced additional risks related to remote work. We cannot predict the impact future health epidemics may have on our business and cannot guarantee that any such events will not materially and adversely affect our business and results of operations.

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

For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. As of the date of this Quarterly Report on Form 10-Q, our exposure to SVB, Signature and Silvergate is immaterial, however, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If any of the financial institutions with which we do business were to be placed into receivership, we may be unable to access our capital or adequately fund our business for a prolonged period of time, or at all. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to their arrangements with such a financial institution, their ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. For example, any company with which we do business that is a counterparty to SVB, may be experiencing direct impacts from the closure of SVB that may in the future impact us and our business indirectly. A customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or the loss of any significant supplier relationships, could result in material losses to us and may have material adverse impacts on our business.

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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. In the three months ended March 31, 2023, no one VAR generated an aggregate of 10% of total revenue. As of March 31, 2023, one VAR did represent 13% of our accounts receivable balance as of March 31, 2023. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

As a result of supply chain disruptions and the rise of inflation, we have experienced increasing costs and supply shortages that have continued into 2023. For example, we recently experienced longer lead times and capacity constraints in connection with the raw resources required to manufacture our printing material and we are also facing increased prices in connection with the procurement of the electronic components and custom metal fabricated parts for our printers, including our FX20 printer. We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruptions, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.

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

General Risk Factors

If we are unable for any reason to meet the continued listing requirements of the NYSE, such action or inaction could result in a delisting of our securities.

On April 18, 2023, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period our common stock have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

The delisting of our common stock from the NYSE could make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, actions taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent such securities from dropping below any minimum bid price requirement or prevent future non-compliance with the NYSE listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2023, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved an amendment (the “Amendment”) to Shai Terem’s Amended and Restated Offer Letter dated as of October 21, 2020, as amended (the “Amended and Restated Offer Letter”). The Amendment is effective as of January 1, 2023. Pursuant to the Amendment, Mr. Terem’s base salary remains at $500,000 per year. Additionally, Mr. Terem’s annual incentive bonus of $500,000 and special quarterly milestone target bonus of $100,000 were consolidated into one annual target incentive bonus set to $600,000 per year. The amendment did not change Mr. Terem’s total cash compensation target, and the payment of any incentive bonus is subject to the approval of the Board. All other terms of the Amended and Restated Offer Letter remain in effect.

The foregoing description is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

3.2	Bylaws of Markforged Holding Corporation (incorporated by reference to Exhibit 3.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

10.1**	Second Amendment to Amended and Restated Offer Letter, dated May 10, 2023 between MarkForged, Inc. and Shai Terem.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Markforged Holding Corporation

Date: May 11, 2023	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Mark Schwartz
Mark Schwartz
Chief Financial Officer (Principal Financial and Accounting Officer)