Form 10-Q
period 2023-06-30
Markforged Holding Corp
filed 2023-08-10
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 10, 2023, the registrant had 197,321,047 shares of common stock, $0.0001 par value per share, outstanding.

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
•
A future pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our products. The continued impact of the economic downturn and related supply chain disruptions have continued to adversely impact our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2023 and December 31, 2022

(In thousands, except share data and par value amounts) (Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$85,658	$124,242
Short-term investments	50,390	43,690
Accounts receivable, net of allowance for expected credit losses ($183 and $1,559, respectively)	27,096	29,294
Inventory	29,606	26,409
Prepaid expenses	981	2,847
Other current assets	3,290	3,334
Total current assets	197,021	229,816
Property and equipment, net	18,366	18,298
Intangible assets, net	16,632	17,626
Goodwill	30,238	31,116
Right-of-use assets	39,270	45,955
Other assets	3,340	3,130
Total assets	$304,867	$345,941
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,641	$14,425
Accrued expenses	7,920	9,663
Deferred revenue	8,757	8,854
Lease liabilities	7,815	8,022
Other current liabilities	53	—
Total current liabilities	36,186	40,964
Long-term deferred revenue	5,764	5,358
Contingent earnout liability	2,422	2,415
Long-term lease liabilities	38,155	40,608
Other liabilities	3,283	4,042
Total liabilities	85,810	93,387
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022; 196,880,964 and 194,560,946 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	358,645	352,564
Accumulated deficit	(139,104)	(101,097)
Accumulated other comprehensive income	(503)	1,068
Total stockholders’ equity	219,057	252,554
Total liabilities and stockholders’ equity	$304,867	$345,941

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2023 and 2022

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$25,449	$24,227	$49,539	$46,086
Cost of revenue	13,476	11,302	25,984	21,555
Gross profit	11,973	12,925	23,555	24,531
Operating expenses
Sales and marketing	9,666	12,873	20,242	23,321
Research and development	10,286	10,387	20,666	20,954
General and administrative	12,120	13,478	24,248	25,221
Total operating expenses	32,072	36,738	65,156	69,496
Loss from operations	(20,099)	(23,813)	(41,601)	(44,965)
Change in fair value of derivative liabilities	125	976	314	1,669
Change in fair value of contingent earnout liability	(817)	26,742	(7)	51,638
Other expense, net	(16)	(171)	(222)	(390)
Interest expense	(116)	(9)	(116)	(9)
Interest income	1,577	354	3,268	374
(Loss) profit before income taxes	(19,346)	4,079	(38,364)	8,317
Income tax expense (benefit)	(358)	4	(357)	3
Net (loss) profit	$(18,988)	$4,075	$(38,007)	$8,314
Weighted average shares outstanding - basic	196,372,157	188,102,342	195,873,471	187,247,566
Weighted average shares outstanding - diluted	196,372,157	188,876,763	195,873,471	188,329,331
Net (loss) profit per share - basic	$(0.10)	$0.02	$(0.19)	$0.04
Net (loss) profit per share - diluted	(0.10)	0.02	(0.19)	0.04

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2023 and 2022

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) profit	$(18,988)	$4,075	$(38,007)	$8,314
Other comprehensive income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	25	—	(25)	—
Foreign currency translation adjustment	(1,704)	—	(1,546)	—
Total comprehensive (loss) income	$(20,667)	$4,075	$(39,578)	$8,314

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2023 and 2022

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2021	185,993,058	$19	$319,859	$(75,709)	$—	$244,169
Exercise of common stock options	942,836	—	580	—	—	580
Stock vested under compensation plan less shares withheld to cover taxes	182,066	—	—	—	—	—
Stock-based compensation expense	—	—	4,285	—	—	4,285
Earnout stock-based compensation expense	—	—	1,137	—	—	1,137
Net income and comprehensive income	—	—	—	4,239	—	4,239
March 31, 2022	187,117,960	$19	$325,861	$(71,470)	$—	$254,410
Exercise of common stock options	443,712	—	916	—	—	916
Stock vested under compensation plan less shares withheld to cover taxes	319,165	—	(315)	—	—	(315)
Stock-based compensation expense	—	—	4,005	—	—	4,005
Earnout stock-based compensation expense	—	—	907	—	—	907
Issuance of Common Stock in connection with acquisitions	602,097	—	2,354	—	—	2,354
Net income and comprehensive income	—	—	—	4,075	—	4,075
June 30, 2022	188,482,934	$19	$333,728	$(67,395)	$—	$266,352

December 31, 2022	194,560,946	$19	$352,564	$(101,097)	$1,068	$252,554
Exercise of common stock options	502,299	—	180	—	—	180
Stock vested under compensation plan less shares withheld to cover taxes	580,375	—	(118)	—	—	(118)
Stock-based compensation expense	—	—	4,144	—	—	4,144
Earnout stock-based compensation expense	—	—	212			212
Net loss			—	(19,019)		(19,019)
Other comprehensive income	—	—	—	—	108	108
March 31, 2023	195,643,620	$19	$356,982	$(120,116)	$1,176	$238,061
Exercise of common stock options	952	—	1	—	—	1
Stock vested under compensation plan less shares withheld to cover taxes	1,236,392	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	1,938	—	—	1,938
Earnout stock-based compensation expense	—	—	(248)			(248)
Net loss			—	(18,988)		(18,988)
Other comprehensive loss	—	—	—	—	(1,679)	(1,679)
June 30, 2023	196,880,964	$19	$358,645	$(139,104)	$(503)	$219,057

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(In thousands, except share data) (Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities:
Net (loss) profit	$(38,007)	$8,314
Adjustments to reconcile net profit (loss) to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	6,677	3,634
Provision for doubtful accounts	(866)	144
Reserve for excess and obsolete inventory	140	132
Change in fair value of warrant liabilities	(314)	(1,669)
Change in fair value of contingent earnout liability	7	(51,638)
Amortization (accretion) of (discounts) premiums on available-for-sale securities	(1,304)	—
Stock-based compensation expense	6,046	10,334
Long-lived asset impairment	4,015	—
Changes in operating assets and liabilities
Accounts receivable	3,017	68
Inventory	(3,429)	(9,076)
Prepaid expenses	1,862	2,583
Other current assets	35	(1,989)
Other assets	(212)	(652)
Accounts payable and accrued expenses	(4,235)	501
Other current liabilities	(352)	(82)
Deferred revenue	330	(167)
Other long term liabilities	(368)	—
Other non-current lease liabilities	(3,742)	(2,011)
Net cash used in operating activities	(30,700)	(41,574)
Investing Activities:
Purchases of property and equipment	(2,157)	(1,531)
Cash paid for acquisitions, net of cash acquired	—	(2,033)
Purchases of available-for-sale securities	(18,950)	—
Proceeds from sales and maturities of marketable securities	13,500	—
Net cash used in investing activities	(7,607)	(3,564)
Financing Activities:
Acquisition holdback payment	(250)	—
Proceeds from exercise of common stock options	181	1,496
Taxes paid related to net share settlement of equity awards	(146)	(315)
Net cash provided by financing activities	(215)	1,181
Effect of exchange rate changes on cash	(62)	—
Net change in cash, cash equivalents, and restricted cash	(38,584)	(43,957)
Cash, cash equivalents, and restricted cash
Beginning of year	125,672	288,603
End of period	$87,088	$244,646

Supplemental disclosures of cash flow information
Cash and cash equivalents	$85,658	$243,216
Restricted cash in other non-current assets	1,430	1,430
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$87,088	$244,646
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$133	$100
Common stock issued for acquisitions	—	2,354
Additions to right of use assets and liabilities	—	36,246
Common stock disbursed to settle acquisition holdback	250	—

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

Risks and Uncertainties

We continue to monitor, analyze, and respond to evolving developments regarding supply chain disruptions and the economic downturn. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company including certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, intangible assets, and goodwill, were assessed and had no material impact as of and for the six months ended June 30, 2023. We recorded a $4.0 million long-lived asset impairment related to our right-of-use assets during the second quarter of 2023 (see Note 2). There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash as of June 30, 2023 relates to deposits to secure letters of credit. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets.

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

The Company’s cash equivalents and short-term investments are invested in the following:

	June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$78,169	$—	$—	$78,169
Total cash equivalents	78,169	—	—	78,169
Commercial paper	22,784	—	—	22,784
Government bonds	18,164	—	(16)	18,148
Corporate bonds	3,984	—	(8)	3,976
Asset-backed securities	2,989		(6)	2,983
U.S. Treasury bills	2,498	1	—	2,499
Total short-term investments	$50,419	$1	$(30)	$50,390
Total cash equivalents and short-term investments	$128,588	$1	$(30)	$128,559

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$119,721	$—	$—	$119,721
Commercial paper	3,077	—	—	3,077
Total cash equivalents	122,798	—	—	122,798
Government bonds	21,719	51	—	21,770
Commercial paper	12,568	1	—	12,569
Corporate bonds	3,927	—	—	3,927
Asset-backed securities	2,921	—	(1)	2,920
U.S. Treasury bills	2,447	3	—	2,450
Total short-term investments	$43,582	$55	$(1)	$43,636
Total cash equivalents and short-term investments	$166,380	$55	$(1)	$166,434

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$786	$971	$1,559	$1,021
Provision adjustment	(343)	187	(866)	144
Write – offs	(260)	—	(510)	(7)
Balance at end of period	$183	$1,158	$183	$1,158

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$78,169	—	—	$78,169
Total cash and cash equivalents	$78,169	$—	$—	$78,169
Commercial paper	—	22,784	—	22,784
Government bonds	—	18,148	—	18,148
Corporate bonds	—	3,976	—	3,976
Asset-backed securities	—	2,983	—	2,983
U.S. Treasury bills	2,499	—	—	2,499
Total assets	$80,668	$47,891	$—	$128,559
Liabilities:
Contingent earnout liability	$—	$—	$2,422	$2,422
Private placement warrant liability	—	—	347	347
Teton acquisition contingent earnout liability	—	—	602	602
Total liabilities	$—	$—	$3,371	$3,371

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$119,721	—	—	$119,721
Short-term investments included in cash and cash equivalents	—	3,077	—	3,077
Total cash and cash equivalents	$119,721	$3,077	$—	$122,798
Government bonds	—	21,770	—	21,770
Commercial paper	—	12,569	—	12,569
Corporate bonds	—	3,927	—	3,927
Asset-backed securities	—	2,920	—	2,920
U.S. Treasury bills	2,450	—	—	2,450
Total assets	$122,171	$44,263	$—	$166,434
Liabilities:
Contingent earnout liability	$—	$—	$2,415	$2,415
Private placement warrant liability	—	—	661	661
Teton acquisition contingent earnout liability	—	—	602	602
Total liabilities	$—	$—	$3,678	$3,678

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

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total Other Liabilities
Fair Value as of December 31, 2021	$59,722	$2,646	$—	$62,368
Change in fair value	(51,638)	(1,669)	—	(53,307)
Additions	—	—	1,602	1,602
Fair Value as of June 30, 2022	$8,084	$977	$1,602	$10,663

Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678
Change in fair value	7	(314)	—	(307)
Fair Value as of June 30, 2023	$2,422	$347	$602	$3,371

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral from customers for amounts owed. As of June 30, 2023 one customer represented 11% of the accounts receivable balance, and one customer represented 13% of the accounts receivable balance as of December 31, 2022. For the three and six months ended June 30, 2023 no one customer represented 10% of total revenue, and one customer represented 12% of total revenue for the three and six months ended June 30, 2022. Historically, the Company has not experienced any significant credit loss related to any individual customer.

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

The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $4.0 million related to the operating lease right-of-use (“ROU”) asset recorded for 480 Pleasant Street within the general and administrative expense caption of the condensed consolidated statements of operations. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate.

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $0.5 million and $1.1 million during the three and six months ended June 30, 2023, respectively, compared to $1.3 million and $2.3 million for the three and six months ended June 30, 2022, respectively.

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

Warranty reserves are included within accrued expenses on the condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$484	$805	$620	$658
Additions to warranty reserve	358	141	531	427
Claims fulfilled	(286)	(156)	(595)	(295)
Balance at end of period	$556	$790	$556	$790

Warranty reserve is recorded through cost of revenue in the condensed consolidated statements of operations.

Segment Information

The Company determines its chief operating decision maker (“CODM”) based on the person responsible for making resource allocation decisions. Operating segments are components of the business for which the CODM regularly reviews discrete financial information.

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three and six months ended June 30, 2023, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases during the three and six months ended June 30, 2023 and 2022.

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

A portion of the acquisition consideration is contingent on achievement by Teton of certain business and development milestones, with a fair value of $1.6 million as of the date of acquisition. The Company will pay up to $1.5 million of business related contingent consideration based on stated sales metrics, which had a fair value of $0.6 million as of the date of acquisition. The fair value of this milestone remained unchanged as of December 31, 2022. The development earnout related to product technical milestones, which had a fair value of $1.0 million as of the date of acquisition. This milestone was met and $0.75 million of cash and 312,489 shares were disbursed in 2022. Of the acquisition date cash and equity consideration indicated below, $0.25 million of the cash consideration and $0.25 million of the equity consideration was “held-back.” This amount was released and paid during the second quarter of 2023, 12 months following the Closing Date.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s estimates of their fair values on the acquisition date. The fair values of intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for developed technologies. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, discount rates, technology obsolescence curves, and EBITDA margins. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities were subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The adjustment period ended during the second quarter of 2023. Goodwill is not deductible for tax purposes.

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

Note 4. Revenue

Contract Balances

For the three and six months ended June 30, 2023, the Company recognized $2.5 million and $4.3 million from the deferred revenue account balances as of March 31, 2023 and December 31, 2022, respectfully. For the three and six months ended June 30, 2022, the Company recognized $2.5 million and $3.9 million from the deferred revenue account balance as of March 31, 2022 and December 31, 2021, respectfully.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $5.6 million expected to be recognized in the remainder of 2023, $5.3 million expected to be recognized in 2024, $2.7 million expected to be recognized in 2025, and $0.9 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Hardware	$16,506	$16,011	$31,701	$30,527
Consumables	6,482	5,889	12,937	11,345
Services	2,461	2,327	4,901	4,214
Total Revenue	$25,449	$24,227	$49,539	$46,086

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Machinery and equipment	$10,239	$9,954
Leasehold improvements	11,995	2,432
Computer equipment	3,663	3,532
Furniture and fixtures	429	429
Computer software	237	231
Construction in process	1,032	9,026
Property and equipment, gross	27,595	25,604
Less: Accumulated depreciation	(9,229)	(7,306)
Property and equipment, net	$18,366	$18,298

For the three and six months ended June 30, 2023, depreciation expense for property and equipment was $1.2 million and $2.0 million, respectively, compared to $0.4 million and $0.9 million, respectively, for the three and six months ended June 30, 2022.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw material	$4,363	$4,582
Work in process	863	175
Finished goods	24,380	21,652
Total inventory	$29,606	$26,409

The Company maintained reserves for obsolete and excess inventory of $1.6 million and $1.5 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, obsolete and excess inventory related to finished goods is $1.5 million and $0.1 million is related to raw materials. As of December 31, 2022, the obsolete and excess inventory reserve related to finished goods is $1.3 million and $0.2 million is related to raw materials. The reserve for obsolete and excess inventories is recorded within cost of revenue in the condensed consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The following tables summarizes the Company’s goodwill and intangible assets, all of which are related to the acquisitions of Teton Simulation Software in April 2022 and Digital Metal AB in August 2022 (in thousands):

(in thousands)	Goodwill
December 31, 2022	$31,116
Foreign currency translation	(878)
June 30, 2023	$30,238

		June 30, 2023			December 31, 2022
.	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(537)	$16,263	$16,800	$(97)	$16,703
Customer relationships	9 years	560	(52)	508	560	(19)	541
Trade names	1 year	90	(70)	20	90	(27)	63
Foreign currency translation		(165)	6	(159)	322	(3)	319
Intangible Assets, net		$17,285	$(653)	$16,632	$17,772	$(146)	$17,626

The Company recognized the following amortization expense to cost of revenue and operating expense during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$218	$5	$446	$5
Operating expenses	36	—	85	—
Total	$254	$5	$531	$5

Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which we anticipate continued use of the asset. The estimated future amortization expense for amortizable assets to be recognized is as follows as of June 30, 2023 (in thousands):

2023 (remaining six months)	$490
2024	1,461
2025	1,975
2026	2,167
2027	1,921
Thereafter	8,618
Total	$16,632

Note 8. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	June 30, 2023	December 31, 2022
Warranty reserve	556	$620
Compensation, benefits, and expenses	4,198	4,451
Professional services	1,723	3,166
Marketing and advertising	458	279
Teton acquisition holdback liability	—	250
Accrued taxes	159	392
Accrued freight and duties	506	372
Other	320	133
Total accrued expense	$7,920	$9,663

Note 9. Common Stock and Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2023	December 31, 2022
Common stock options outstanding and unvested RSU	21,403,540	22,962,929
Shares available for issuance under the 2021 plan	33,519,515	24,568,036
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	8,505,539	6,559,930
Total shares of authorized common stock reserved for future issuance	73,353,594	64,015,895

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2023, 33,519,515 and 8,505,539 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the six months ended June 30, 2023 and 2022 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	11,922,334	$2.00	6.99
Granted	—	—
Exercised	(503,251)	0.36
Forfeited	(238,533)	2.12
Outstanding at June 30, 2023	11,180,550	$2.07	6.64
Options exercisable at June 30, 2023	9,037,371	$2.05	6.54

The aggregate intrinsic value of stock options outstanding at June 30, 2023 was $0.2 million. As of June 30, 2023, the Company had 10,976,729 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Six Months Ended June 30,
(in thousands, except weighted average)	2023	2022
Intrinsic value of options exercised	$493	$3,024

In the six months ended June 30, 2023 and 2022, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the six months ended June 30, 2023, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2022	11,040,595	$3.94
Granted	1,778,314	1.12
Vested	(2,007,404)	3.93
Forfeited	(588,515)	3.51
Unvested at June 30, 2023	10,222,990	$3.47

Stock-Based Compensation Expense

Total unrecognized stock-based compensation expense for the RSUs outstanding was $28.6 million at June 30, 2023, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecognized stock-based compensation expense for the options outstanding was $2.2 million at June 30, 2023, which is expected to be recognized over a weighted-average period of 1.0 years.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options	$716	$957	$1,454	$1,944
Restricted stock units	1,222	3,048	4,629	6,346
Stock-based compensation expense for restricted stock units and options	$1,938	$4,005	$6,083	$8,290

During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense related to the Markforged Earnout of $248.0 thousand of income and $36.0 thousand of income, respectively. The Company recognized income in the current year due to the netting of the reversal of the impact of grading vesting for key employee departures against the current period expense. The unrecognized compensation expense related to the Markforged Earnout is $1.9 million and will be recognized over a remaining period of no more than 2.0 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$89	$102	$162	$217
Sales and marketing	499	775	975	1,624
Research and development	1,160	1,572	2,329	2,991
General and administrative	(58)	2,463	2,580	5,502
Total stock-based compensation expense	$1,690	$4,912	$6,046	$10,334

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

As discussed in Note 2, Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of June 30, 2023:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,301,941	6,084,948
Stock compensation	698,059	581,719
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of June 30, 2023 is $0.17 per share issuable upon Triggering Event I and $0.13 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	June 30,	December 31,	June 30,
	2023	2022	2022
Current stock price	$1.21	$1.16	$1.85
Expected volatility	70.00%	65.00%	65.00%
Risk-free interest rate	4.43%	4.12%	2.98%
Dividend rate	—%	—%	—%
Expected term (years)	3.04	3.54	4.00

Neither of the Earnout Triggering Events have occurred as of June 30, 2023 and therefore no earnout shares were distributed.

Note 12. Stock Warrants

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $0.3 million as of June 30, 2023. The Company recorded a gain of $0.1 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and gains of $0.3 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. The changes in fair value are included in change in fair value of derivative liabilities on the condensed consolidated statements of operations.

The Company benchmarks the change in fair value of the Private Placement Warrants against the market price of the publicly traded warrants at each quarter end, the closing price of which was $0.10/warrant as of June 30, 2023. The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model:

	December 31, 2022	June 30, 2022
Market price of public stock	$1.16	$1.85
Exercise price	$11.50	$11.50
Expected term (years)	3.54	4.04
Volatility	177.0%	125.0%
Risk-free interest rate	4.12%	2.98%
Dividend rate	—%	—%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a tax benefit during the three and six months ended June 30, 2023 and a de minimus tax expense (benefit) in the three and six months ended June 30, 2022.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2023 and December 31, 2022, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2022. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2022. There is no material adjustment to the valuation allowance at June 30, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA became effective on January 1, 2023. We do not expect the IRA will have a material impact on our income tax expense (benefit).

Note 14. Leases

Rent expense under the Company’s operating lease agreements was $2.0 million and $2.0 million for the three months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, rent expense was $4.1 million and $2.6 million. There were not any financing, variable, or short term leases during the six months ended June 30, 2023 and 2022. The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax impairment of $4.0 million related to the operating lease right-of-use (“ROU”) asset recorded for 480 Pleasant

Street. See Note 2 for additional information on the impairment. Future minimum lease payments under these agreements are as follows as of June 30, 2023:

(in thousands)	Amount
2023 (remaining six months)	$3,559
2024	7,578
2025	7,648
2026	7,777
2027	7,958
After 2028	23,826
Total future lease payments	$58,346
Less: interest	(12,376)
Present value of lease liabilities	$45,970

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	3,742	2,011

June 30, 2023
Other lease information
Weighted-average remaining lease term - Operating leases	7.5 years
Weighted-average discount rate - Operating leases	6.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) profit	$(18,988)	$4,075	$(38,007)	$8,314
Net (loss) profit attributable to common stockholders - Basic & Diluted	(18,988)	4,075	(38,007)	8,314
Denominator:
Weighted average shares outstanding - Basic	196,372,157	188,102,342	195,873,471	187,247,566
Add: Weighted average unvested options outstanding	—	636,975	—	581,279
Add: Dilutive effect of restricted units issued	—	137,446	—	500,486
Weighted average shares outstanding - Diluted	196,372,157	188,876,763	195,873,471	188,329,331
Net (loss) profit per common share:
Basic	$(0.10)	$0.02	$(0.19)	$0.04
Diluted	(0.10)	0.02	(0.19)	0.04

For the three and six months ended June 30, 2023, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options and warrants, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested RSUs	10,222,990	5,585,756	10,308,106	5,096,729
Unvested or unexercised option awards	11,180,550	5,155,894	11,213,680	2,577,947
Warrants	8,524,984	8,524,984	8,524,984	8,524,984
Contingently issuable earnout shares	14,666,667	14,666,667	14,666,667	14,666,667
Total	44,595,191	33,933,301	44,713,437	30,866,327

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Americas	$11,982	$11,462	$22,440	$21,559
EMEA	7,618	7,545	16,110	14,265
APAC	5,849	5,220	10,989	10,262
Total	$25,449	$24,227	$49,539	$46,086

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $9.6 million and $10.6 million for both the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, revenue in the United States was $19.1 million and $20.1 million, respectively. The Company’s long-lived assets, inclusive of right-of-use assets, are substantially located in the United States, where the Company’s primary operations are located.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $49.5 million and $46.1 million for the six months ended June 30, 2023 and 2022, respectively, and incurred a net loss of $38.0 million and net profit of $8.3 million, respectively, for those same periods. Net profit (loss) for the six months ended June 30, 2023 and 2022 is inclusive of non-cash mark-to-market gains of $0.3 million and $53.3 million, respectively. As of June 30, 2023, we had an accumulated deficit of $139.1 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products. Further, we expect to continue to incur additional general and administrative expenses associated with operating as a public company.

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

For more information on the acquisitions, please see Note 3 in the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Hardware sales

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales of our hardware. Management focuses on hardware sales as an indicator of current business success and a leading indicator of likely future recurring revenue from consumables and subscriptions. We expect our hardware sales to continue to grow as we increase penetration in our existing markets and expand into new markets.

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (referred to as success plans), software, and additive manufacturing training and education (which we also refer to as “Subscription Plans” as they are now sold as one package since the beginning of the second quarter of 2023). Our service revenue is generally realized over a period of one to three years. Recurring revenue was 35% and 34% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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

Components of Results of Operations

Revenue

The majority of our revenue results from the sale of hardware, including our additive manufacturing products, and related consumables. We deliver products and services primarily through our value-added reseller ("VAR") network, who purchase and resell our products to end users. Hardware and consumables revenue is recognized upon transfer of control to the customer, which is typically the VAR, and generally takes place at the point of shipment. We also generate a portion of our revenue from hardware maintenance services and our premium software subscriptions. Revenue related to subscriptions is recognized ratably over the term of the subscription. Our VARs may provide installation services, as needed depending on the product.

Cost of revenue

Our cost of revenue consists of the cost of product, software subscriptions, maintenance services, personnel costs, third party logistics, freight, warranty fulfillment costs, and overhead. Cost of products includes the manufacturing cost of our additive manufacturing products and consumables. We primarily utilize third party manufacturers for the production of our additive manufacturing hardware while we utilize our own manufacturing facilities and personnel for the production of our consumables. The costs of revenue for internally manufactured products include the cost of raw materials, labor conversion costs, and overhead related to our manufacturing operations, including depreciation. Cost of subscription services includes personnel-related costs associated with our customer success teams’ provision of remote and on-site support services to our customers and the costs of replacement parts.

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

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of June 30, 2023 and December 31, 2022, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented.

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$25,449	$24,227	$1,222	5%
Cost of revenue	13,476	11,302	2,174	19%
Gross profit	11,973	12,925	(952)
Operating expense
Sales and marketing	9,666	12,873	(3,207)	(25)%
Research and development	10,286	10,387	(101)	(1)%
General and administrative	12,120	13,478	(1,358)	(10)%
Total operating expense	32,072	36,738	(4,666)
Loss from operations	(20,099)	(23,813)	3,714
Change in fair value of warrant liabilities	125	976	(851)	(87)%
Change in fair value of contingent earnout liability	(817)	26,742	(27,559)	(103)%
Other expense, net	(16)	(171)	155	(91)%
Interest expense	(116)	(9)	(107)	NM
Interest income	1,577	354	1,223	345%
(Loss) profit before income taxes	(19,346)	4,079	(23,425)
Income tax benefit (expense)	(358)	4	(362)	NM
Net (loss) profit	$(18,988)	$4,075	$(23,063)
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

The following table sets forth the changes in the components of gross margin for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$25,449	$24,227	$1,222	5%
Cost of revenue	13,476	11,302	2,174	19%
Gross profit	11,973	12,925	(952)	(7)%
Gross margin	47%	53%	—	(12)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Hardware	$16,506	$16,011	$495	3%
Consumables	6,482	5,889	593	10%
Services	2,461	2,327	134	6%
Total Revenue	$25,449	$24,227	$1,222	5%

Consolidated revenue for the three months ended June 30, 2023 was $25.4 million compared with revenue of $24.2 million for the three months ended June 30, 2022 representing an increase of 5%, primarily driven by increases in consumable and service revenue over the comparable period.

Hardware revenue increased 3% during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Overall unit sales decreased driven by a shift in sales to industrial and production-level printers. Consumables revenue increased approximately 10% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in consumables revenue was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased approximately 6% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The three months ended June 30, 2022 included $0.4 million of non-recurring service revenue recognized from two long-term customers reaching certain milestones. Excluding the impact of these transactions, growth in the services revenue stream was 27%, or $0.5 million. The increase in services revenue was driven by the recurring nature of our services business and the launch of our subscription offering on April 1, 2023.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended June 30, 2023 was $13.5 million compared with cost of revenue of $11.3 million for the three months ended June 30, 2022 representing an increase of 19%. This was primarily due to an increase in revenue as well as a shift in our product mix to our industrial and production-level printers where we have experienced an increased cost of mechanical and electronic components, as well as labor. Warranty costs associated with our early production units of our next-gen printers increased over the comparable quarter. Gross profit for the three months ended June 30, 2023 decreased 7% from $12.9 million during the three months ended June 30, 2022 to $12.0 million. Gross profit margin for the three months ended June 30, 2023 was 47% while the gross profit margin for the three months ended June 30, 2022 was 53%. The decline in consolidated gross profit is primarily due to the shift in product mix previously discussed.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$9,666	38%	$12,873	53%	$(3,207)	(25)%
Research and development	10,286	40%	10,387	43%	(101)	(1)%
General and administrative	12,120	48%	13,478	56%	(1,358)	(10)%
Total operating expenses	$32,072	126%	$36,738	152%	$(4,666)	(13)%

Sales and marketing expense decreased by 25%, or $3.2 million, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Notable changes within the sales and marketing caption include an $0.8 million decrease demand-generating advertising due to a strategic shift by our marketing team to more efficient advertising avenues, such as marketing development funds. Events and travel costs decreased by $0.6 million due to timing of our global partner summit. External contractor costs decreased by $0.6 million, headcount related costs decreased by $0.5 million, and stock based compensation decreased by $0.3 million due to the reorganization of our go-to-market team in the fourth quarter of 2022. Commissions decreased $0.5 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 consistent with the decline in headcount.

Research and development expenses remained relatively consistent for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Notable changes within the research and development caption include a $0.4 million decrease in stock-based compensation expense. This was largely offset by an increase in prototype research and development of $0.3 million due to continued development of R&D projects.

General and administrative expenses decreased 10% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a decrease in stock-based compensation expense of $2.5 million due to the reversal of the graded vesting impact of forfeitures for the departure of key employees. Legal expenses decreased $1.4 million driven by the phase of litigation in the current quarter over the prior year. Bad debt expense decreased by $0.7 million due to strategic collection efforts, and transaction expenses decreased by $0.6 million due to all acquisition activity taking place in the prior year. These decreases were largely offset by the impairment of long-lived assets of $4.0 million related to the change in the fair value of the lease asset of our former headquarters, 480 Pleasant Street

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Change in fair value of derivative liabilities	$125	$976	$(851)	(87)%
Change in fair value of contingent earnout liability	(817)	26,742	(27,559)	(103)%
Other expense, net	(16)	(171)	155	(91)%
Interest expense	(116)	(9)	(107)	NM
Interest income	1,577	354	1,223	345%

The change in the fair value of the derivative and contingent earnout liability in the three month period ended June 30, 2023 compared to June 30, 2022 was primarily driven by the change in the price of our warrants and common stock, respectively, during each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a de minimis expense (benefit) for income taxes for the three months ended June 30, 2023 and 2022, respectively.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$49,539	$46,086	$3,453	7%
Cost of revenue	25,984	21,555	4,429	21%
Gross profit	23,555	24,531	(976)
Operating expense
Sales and marketing	20,242	23,321	(3,079)	(13)%
Research and development	20,666	20,954	(288)	(1)%
General and administrative	24,248	25,221	(973)	(4)%
Total operating expense	65,156	69,496	(4,340)
Loss from operations	(41,601)	(44,965)	3,364
Change in fair value of warrant liabilities	314	1,669	(1,355)	(81)%
Change in fair value of contingent earnout liability	(7)	51,638	(51,645)	(100)%
Other expense, net	(222)	(390)	168	(43)%
Interest expense	(116)	(9)	(107)	NM
Interest income	3,268	374	2,894	774%
(Loss) profit before income taxes	(38,364)	8,317	(46,681)
Income tax benefit	(357)	3	(360)	NM
Net (loss) profit	$(38,007)	$8,314	$(46,321)

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

The following table sets forth the changes in the components of gross margin for the six months ended June 30, 2023 and 2022, repsectively.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$49,539	$46,086	$3,453	7%
Cost of revenue	25,984	21,555	4,429	21%
Gross profit	23,555	24,531	(976)	(4)%
Gross margin	48%	53%	—	(11)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Hardware	$31,701	$30,527	$1,174	4%
Consumables	12,937	11,345	1,592	14%
Services	4,901	4,214	687	16%
Total Revenue	$49,539	$46,086	$3,453	7%

Consolidated revenue for the six months ended June 30, 2023 was $49.5 million compared with revenue of $46.1 million for the six months ended June 30, 2022 representing an increase of 7%, primarily driven by increases in consumable revenue over the comparable period.

Hardware revenue increased 4% during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Overall unit sales decreased, driven by a shift in sales to industrial and production-level printers. Consumables revenue increased approximately 14% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in consumables revenue was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year. Services revenue increased approximately 16% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The six months ended June 30, 2022 include $0.4 million of non-recurring service revenue recognized from two long-term customers reaching certain milestones. Excluding the impact of these transactions, the growth in the services revenue stream was 28%, or $1.1 million. The increase in services revenue was driven by the recurring nature of our services business and the launch of our subscription offering on April 1, 2023

Cost of revenue and gross profit

Consolidated cost of revenue for the six months ended June 30, 2023 was $26.0 million compared with $21.6 million for the six months ended June 30, 2022 representing an increase of 21%. This was primarily due to an increase in revenue and a shift in our product mix to our industrial and production-level printers where we have experienced an increased cost of mechanical and electronic components, as well as labor. In addition, warranty costs associated with the early production units of our next-gen printers increased over the comparable period. Gross profit for the six months ended June 30, 2023 decreased 4% from $24.5 million during the six months ended June 30, 2022 to $23.6 million. Gross profit margin for the six months ended June 30, 2023 was 48% while the gross profit margin for the six months ended June 30, 2022 was 53%. The decline in consolidated gross profit is primarily due to the shift in product mix previously discussed.

Operating expenses

The following table sets forth the components of operating expenses for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023		2022		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$20,242	41%	$23,321	51%	$(3,079)	(13)%
Research and development	20,666	42%	20,954	45%	(288)	(1)%
General and administrative	24,248	49%	25,221	55%	(973)	(4)%
Total operating expenses	$65,156	132%	$69,496	151%	$(4,340)	(6)%

Sales and marketing expense decreased 13%, or $3.1 million, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Notable changes within the sales and marketing caption include a $1.2 million decrease in expenses related to demand-generating advertising due to a strategic shift by our marketing team to other advertising avenues, such as marketing development funds. External contractor costs decreased by $0.8 million, stock-based compensation expense decreased by $0.6 million, and headcount related costs decreased by $0.3 million due to the reorganization of our go-to-market team in the fourth quarter of 2022.

Research and development expenses remained relatively stable during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Notable changes include a decrease in primarily due to a decrease in prototype research and development of $0.8 million due to continued development of R&D projects. Stock-based compensation decreased by $0.7 million. These decreases were partially offset by an increase in rent expense of $0.5 million due to the commencement of our new Waltham headquarters lease in April 2022, and an increase in headcount related costs of $0.3 million.

General and administrative expenses decreased 4% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a decrease in stock-based compensation expense of $2.9 million driven by the reversal of the graded vesting impact of forfeitures for the departure of key employees. Bad debt expense decreased by $1.5 million due to strategic collection efforts, and transaction expenses decreased by $1.0 million due to all acquisition activity taking place in the prior year. These decreases were largely offset by the impairment of long-lived assets of $4.0 million related to the change in the fair value of the lease asset of our former headquarters, 480 Pleasant Street. In addition, rent expense increased $1.1 million due to the commencement of our new Waltham headquarters lease in April 2022. Headcount related costs increased $1.0 million due to a shift of roles from contractors to employees, which is further evidenced by the decrease in contractor costs of $0.7 million.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Change in fair value of derivative liabilities	$314	$1,669	$(1,355)	(81)%
Change in fair value of contingent earnout liability	(7)	51,638	(51,645)	(100)%
Other expense, net	(222)	(390)	168	(43)%
Interest expense	(116)	(9)	(107)	NM
Interest income	3,268	374	2,894	774%

The change in the fair value of the derivative and contingent earnout liability in the six month period ended June 30, 2023 compared to June 30, 2022 was primarily driven by the change in the price of our warrants and common stock, respectively, during each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a de minimis expense (benefit) for income taxes for the six months ended June 30, 2023 and 2022, respectively.

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

Non-GAAP Net Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net (loss) profit	$(18,988)	$4,075	$(38,007)	$8,314
Stock compensation expense	1,690	4,912	6,046	10,334
Change in fair value of derivative liabilities	(125)	(976)	(314)	(1,669)
Change in fair value of contingent earnout liability	817	(26,742)	7	(51,638)
Amortization	254	5	531	5
Non-recurring costs[1]	3,812	1,937	5,893	2,984
Non-GAAP net loss	$(12,540)	$(16,789)	$(25,844)	$(31,670)

1Non-recurring costs primarily relate to long-lived asset impairment, litigation expenses, and transaction expenses.

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents, and short term investments of $136.0 million as of June 30, 2023. We incurred a net loss of $38.0 million and net income of $8.3 million for the six months ended June 30, 2023 and 2022, respectively.

Currently we generate negative operating cash flows as we pursue further business growth. We believe our cash and cash equivalents, and short term investments of $136.0 million as of June 30, 2023 is more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the six months ended June 30, 2023 and 2022

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022	$	%
Net cash used in operating activities	$(30,700)	$(41,574)	$10,874	(26)%
Net cash used in investing activities	(7,607)	(3,564)	(4,043)	113%
Net cash provided by financing activities	(215)	1,181	(1,396)	(118)%
Effect of exchange rate changes on cash	(62)	—	(62)	(100)%
Net change in cash and cash equivalents	$(38,584)	$(43,957)	$5,373	(12)%

Cash flow from operations

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $30.7 million and $41.6 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Operating cash flows before changes in working capital	$(23,606)	$(30,749)
Changes in working capital	(7,094)	(10,825)

Net cash used in operating activities decreased by $10.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change in operating cash flows before changes in working capital consists of an increase in net loss of $46.3 million, adjusted for non-cash items, primarily consisting of lower gains on mark-to-market fair value adjustment of liabilities of $53.0 million, long-lived asset impairment of $4.0 million, as well as depreciation, amortization, and non-cash lease interest of $3.0 million. These adjustments were offset by a decrease in stock-based compensation expense of $4.3 million.

Cash consumed by working capital decreased $3.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022; this is primarily due to cash management resulting in less inventory build in the first half of 2023 versus the first half of 2022, and increased collection efforts leading to a decrease in accounts receivable. These improvements were partially offset by a decrease in accounts payable and accrued expenses. The decrease in operating cash flow changes are attributed to the increases in cost of sales and operating expense discussed above.

Cash flow from investing activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $7.6 million and $3.6 million, respectively. The increase in cash used is primarily due to an increase in short term investments during the first quarter of 2023 and an increase in purchases of property and equipment of $0.6 million.

Cash flow from financing activities

Net cash provided by (used) in financing activities decreased $1.5 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The change in financing activities was driven by a decrease in proceeds from option exercises in 2023 and the Teton acquisition holdback settled during the second quarter of 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2023, we had $136.0 million of cash, cash equivalents, and short-term investments in a variety of securities, including corporate notes and bonds, commercial paper, money market funds and U.S. government and agency securities. Our cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

We have hired, and are continuing to hire, additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities. Additionally, we continue to design and implement controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a history of losses since inception in 2013 until 2022 and funded our cash flow deficits primarily through the issuance of capital stock. As of June 30, 2023, we had an accumulated deficit of $139.1 million, including current year net loss of $38.0 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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

To the extent future health epidemics adversely affect our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, increases to costs and potential delays from reliance on global suppliers and distribution networks, continue to perform on existing contracts, develop and deploy new technologies, and expand our marketing capabilities and sales organization.

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
•
the impact of future health epidemics, on production, distribution and demand for our products;
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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. In the three and six months ended June 30, 2023, no one VAR generated an aggregate of 10% of total revenue. As of June 30, 2023, one VAR did represent 11% of our accounts receivable balance as of June 30, 2023. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

We rely on a limited number of third-party logistics providers for shipping our products. Each third-party logistics provider stores our products in a limited number of warehouses where they prepare and ship our products based on digital instructions. The use of a limited number of third-party logistics providers increases the risk that a fire or damage from another type of disaster at any of the warehouses may result in a disruption of our commercialization efforts. Additionally, because we use a limited number of third-party logistics providers, if there is a disruption in the distribution channels of such third-party logistics providers, including but not limited to any disruption caused by global shipping capacity, labor shortages, or if these providers continue to increase their rates, our business and financial condition could be adversely impacted.

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

We depend on a limited number of third-party contract manufacturers for a substantial portion of all of our manufacturing needs and any delay, disruption or quality control problems in their operations, could cause harm to our operations, including loss of market share and damage to our brand.

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

If any of our third-party contract manufacturers experience a delay, disruption or quality control problems in their operations, including due to global supply chain disruptions, or if a primary third-party contract manufacturer does not renew its agreement with us, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our brand, business, results of operations and financial condition could be materially adversely affected. Finally, if a contract manufacturer producing a highly specified product changes its materials or is unable to meet our production demands, it could lead to specification changes, increased lead time or cancellation of the product.

As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. If such jurisdictions are outside the U.S., we may also face significant challenges regarding compliance with law in such jurisdictions as well as export control laws of such jurisdictions and the U.S., as more fully described in the section “Risk Factors – Risks Related to International Operations”.

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

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers, suppliers or fulfillment centers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our facilities, or those of our third-party contract manufacturers, suppliers, third-party logistics providers or customers are negatively impacted by such a disaster, production, shipment and installation of our additive manufacturing machines could be delayed, which can impact the period in which we recognize the revenue related to that additive manufacturing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases could have a negative effect on our operations and sales.

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

We are in the process of designing and implementing controls and taking other actions to remediate the material weaknesses described above, including the following:

•
We have hired, and continue to hire, additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities. Additionally, we designed and implemented controls to formalize roles and review responsibilities to align with our team’s skills and experience and we are designing and implementing controls over segregation of duties.
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
•
the volume of shares of our Common Stock available for public sale; and
•
general economic and political conditions, including but not limited to global supply chain disruptions, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Second Amendment to Amended and Restated Offer Letter, dated May 10, 2023 between MarkForged, Inc. and Shai Terem (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2023).

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

Markforged Holding Corporation

Date: August 10, 2023	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Assaf Zipori
Assaf Zipori
Acting Chief Financial Officer (Principal Financial and Accounting Officer)