Form 10-Q
period 2023-09-30
Markforged Holding Corp
filed 2023-11-13
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 13, 2023, the registrant had 198,415,076 shares of common stock, $0.0001 par value per share, outstanding.

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
•
If we are unable for any reason to meet the continued listing requirements of the New York Stock Exchange (“NYSE”), such action or inaction could result in a delisting of our securities.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2023 and December 31, 2022

(In thousands, except share data and par value amounts) (Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$98,166	$124,242
Short-term investments	27,800	43,690
Accounts receivable, net of allowance for expected credit losses ($483 and $1,559, respectively)	22,298	29,294
Inventory	28,720	26,409
Prepaid expenses	2,172	2,847
Other current assets	3,296	3,334
Total current assets	182,452	229,816
Property and equipment, net	17,210	18,298
Intangible assets, net	16,182	17,626
Goodwill	—	31,116
Right-of-use assets	38,080	45,955
Other assets	3,520	3,130
Total assets	$257,444	$345,941
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,612	$14,425
Accrued expenses	8,352	9,663
Deferred revenue	8,423	8,854
Lease liabilities	7,592	8,022
Other current liabilities	44	—
Total current liabilities	36,023	40,964
Long-term deferred revenue	5,689	5,358
Contingent earnout liability	4,924	2,415
Long-term lease liabilities	37,060	40,608
Other liabilities	3,104	4,042
Total liabilities	86,800	93,387
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2023 and December 31, 2022; 197,605,658 and 194,560,946 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	362,604	352,564
Accumulated deficit	(190,466)	(101,097)
Accumulated other comprehensive (loss) income	(1,513)	1,068
Total stockholders’ equity	170,644	252,554
Total liabilities and stockholders’ equity	$257,444	$345,941

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$20,075	$25,208	$69,614	$71,294
Cost of revenue	10,907	12,959	36,891	34,514
Gross profit	9,168	12,249	32,723	36,780
Operating expenses
Sales and marketing	8,194	11,783	28,436	35,104
Research and development	9,724	10,421	30,390	31,375
General and administrative	12,202	12,873	36,450	38,094
Goodwill impairment	29,467	—	29,467	—
Total operating expenses	59,587	35,077	124,743	104,573
Loss from operations	(50,419)	(22,828)	(92,020)	(67,793)
Change in fair value of derivative liabilities	(94)	(448)	220	1,221
Change in fair value of contingent earnout liability	(2,502)	(656)	(2,509)	50,982
Other expense, net	(55)	(39)	(277)	(429)
Interest expense	(127)	(2)	(243)	(11)
Interest income	1,602	1,006	4,870	1,380
Loss before income taxes	(51,595)	(22,967)	(89,959)	(14,650)
Income tax (benefit) expense	(233)	3	(590)	6
Net loss	$(51,362)	$(22,970)	$(89,369)	$(14,656)
Weighted average shares outstanding - basic	197,410,137	189,766,945	196,391,315	188,225,543
Weighted average shares outstanding - diluted	197,410,137	189,766,945	196,391,315	188,225,543
Net loss per share - basic	$(0.26)	$(0.12)	$(0.46)	$(0.08)
Net loss per share - diluted	(0.26)	(0.12)	(0.46)	(0.08)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2023 and 2022

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(51,362)	$(22,970)	$(89,369)	$(14,656)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale marketable securities, net	(17)	—	(42)	—
Foreign currency translation adjustment	(993)	(1,612)	(2,539)	(1,612)
Total comprehensive loss	$(52,372)	$(24,582)	$(91,950)	$(16,268)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2023 and 2022

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2021	185,993,058	$19	$319,859	$(75,709)	$—	$244,169
Exercise of common stock options	942,836	—	580	—	—	580
Stock vested under compensation plan less shares withheld to cover taxes	182,066	—	—	—	—	—
Stock-based compensation expense	—	—	4,285	—	—	4,285
Earnout stock-based compensation expense	—	—	1,137	—	—	1,137
Net income and comprehensive income	—	—	—	4,239	—	4,239
March 31, 2022	187,117,960	$19	$325,861	$(71,470)	$—	$254,410
Exercise of common stock options	443,712	—	916	—	—	916
Stock vested under compensation plan less shares withheld to cover taxes	319,165	—	(315)	—	—	(315)
Stock-based compensation expense	—	—	4,005	—	—	4,005
Earnout stock-based compensation expense	—	—	907	—	—	907
Issuance of Common Stock in connection with acquisitions	602,097	—	2,354	—	—	2,354
Net income and comprehensive income	—	—	—	4,075	—	4,075
June 30, 2022	188,482,934	$19	$333,728	$(67,395)	$—	$266,352
Exercise of common stock options	322,270	—	585	—	—	585
Stock vested under compensation plan less shares withheld to cover taxes	426,162	—	(167)	—	—	(167)
Stock-based compensation expense	—	—	4,773	—	—	4,773
Issuance of Common Stock in connection with acquisitions	4,100,000	—	9,840	—	—	9,840
Earnout stock-based compensation expense	—	—	513	—	—	513
Issuance of Common Stock in connection with acquisition earnout achievement	312,489	—	750	—	—	750
Net loss	—	—	—	(22,970)	—	(22,970)
Other comprehensive loss	—	—	—	—	(1,612)	(1,612)
September 30, 2022	193,643,855	$19	$350,022	$(90,365)	$(1,612)	$258,064

December 31, 2022	194,560,946	$19	$352,564	$(101,097)	$1,068	$252,554
Exercise of common stock options	502,299	—	180	—	—	180
Stock vested under compensation plan less shares withheld to cover taxes	580,375	—	(118)	—	—	(118)
Stock-based compensation expense	—	—	4,144	—	—	4,144
Earnout stock-based compensation expense	—	—	212	—	—	212
Net loss	—	—	—	(19,019)	—	(19,019)
Other comprehensive income	—	—	—	—	108	108
March 31, 2023	195,643,620	$19	$356,982	$(120,116)	$1,176	$238,061
Exercise of common stock options	952	—	1	—	—	1
Stock vested under compensation plan less shares withheld to cover taxes	1,236,392	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	1,938	—	—	1,938
Earnout stock-based compensation expense	—	—	(248)	—	—	(248)
Net loss	—	—	—	(18,988)	—	(18,988)
Other comprehensive loss	—	—	—	—	(1,679)	(1,679)
June 30, 2023	196,880,964	$19	$358,645	$(139,104)	$(503)	$219,057
Exercise of common stock options	7,043	—	6	—	—	6
Stock vested under compensation plan less shares withheld to cover taxes	717,651	—	(159)	—	—	(159)
Stock-based compensation expense	—	—	4,143	—	—	4,143
Earnout stock-based compensation expense	—	—	(31)	—	—	(31)
Net loss	—	—	—	(51,362)	—	(51,362)
Other comprehensive loss	—	—	—	—	(1,010)	(1,010)
September 30, 2023	197,605,658	$19	$362,604	$(190,466)	$(1,513)	$170,644

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(In thousands, except share data) (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(89,369)	$(14,656)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	9,543	6,308
Provision for doubtful accounts	(566)	299
Reserve for excess and obsolete inventory	331	374
Change in fair value of warrant liabilities	(220)	(1,221)
Change in fair value of contingent earnout liability	2,509	(50,982)
Amortization (accretion) of (discounts) premiums on available-for-sale securities	(725)	—
Stock-based compensation expense	10,158	15,620
Long-lived asset impairment	4,015	—
Goodwill impairment	29,467	—
Changes in operating assets and liabilities
Accounts receivable	7,497	(3,137)
Inventory	(2,764)	(12,178)
Prepaid expenses	671	339
Other current assets	25	(2,202)
Other assets	(392)	(939)
Accounts payable and accrued expenses	(3,809)	242
Other current liabilities	44	(114)
Deferred revenue	(72)	909
Other long term liabilities	(612)	—
Other non-current lease liabilities	(5,755)	(3,979)
Net cash provided by (used in) operating activities	(40,024)	(65,317)
Investing Activities:
Purchases of property and equipment	(2,176)	(5,995)
Cash paid for acquisitions, net of cash acquired	—	(35,634)
Purchases of available-for-sale securities	(18,950)	—
Proceeds from sales and maturities of marketable securities	35,500	—
Net cash provided by (used in) investing activities	14,374	(41,629)
Financing Activities:
Acquisition holdback payment	(250)	—
Proceeds from exercise of common stock options	187	2,081
Taxes paid related to net share settlement of equity awards	(305)	(482)
Net cash provided by (used in) provided by financing activities	(368)	1,599
Effect of exchange rate changes on cash	(58)	(21)
Net change in cash, cash equivalents, and restricted cash	(26,076)	(105,368)
Cash, cash equivalents, and restricted cash
Beginning of year	125,672	288,603
End of period	$99,596	$183,235

Supplemental disclosures of cash flow information
Cash and cash equivalents	$98,166	$181,805
Restricted cash in other non-current assets	1,430	1,430
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$99,596	$183,235
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$133	$2,733
Common stock issued for acquisitions	—	12,944
Additions to right of use assets and liabilities	—	36,451
Common stock disbursed to settle acquisition holdback	250	—

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

Risks and Uncertainties

We continue to monitor, analyze, and respond to evolving developments regarding supply chain disruptions and the economic downturn. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company including certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, and intangible assets, were assessed and had no material impact as of and for the nine months ended September 30, 2023. We recorded a $4.0 million long-lived asset impairment related to our right-of-use assets during the second quarter of 2023 (see Note 2) and $29.5 million goodwill impairment in the third quarter of 2023 (see Note 7). There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash as of September 30, 2023 relates to deposits to secure letters of credit. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets.

Short-term Investments

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate bonds and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Investments in marketable securities are recorded at fair value, and unrealized gains and losses are reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Realized gains and losses and declines in the value of securities attributable to actual or expected losses are included in other income (expense), net in the consolidated statements of operations. All investments in marketable securities mature within one year.

The Company’s cash equivalents and short-term investments are invested in the following:

	September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$91,347	$—	$—	$91,347
Total cash equivalents	91,347	—	—	91,347
Commercial paper	6,956	—	—	6,956
Government bonds	15,872	—	(9)	15,863
Corporate bonds	3,003	—	(1)	3,002
Asset-backed securities	1,981		(2)	1,979
Total short-term investments	$27,812	$—	$(12)	$27,800
Total cash equivalents and short-term investments	$119,159	$—	$(12)	$119,147

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$119,721	$—	$—	$119,721
Commercial paper	3,077	—	—	3,077
Total cash equivalents	122,798	—	—	122,798
Government bonds	21,719	51	—	21,770
Commercial paper	12,568	1	—	12,569
Corporate bonds	3,927	—	—	3,927
Asset-backed securities	2,921	—	(1)	2,920
U.S. Treasury bills	2,447	3	—	2,450
Total short-term investments	$43,582	$55	$(1)	$43,636
Total cash equivalents and short-term investments	$166,380	$55	$(1)	$166,434

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$183	$1,158	$1,559	$1,021
Provision adjustment	300	155	(566)	299
Write – offs	—	—	(510)	(7)
Balance at end of period	$483	$1,313	$483	$1,313

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$91,347	—	—	$91,347
Total cash and cash equivalents	$91,347	$—	$—	$91,347
Commercial paper	—	6,956	—	6,956
Government bonds	—	15,863	—	15,863
Corporate bonds	—	3,002	—	3,002
Asset-backed securities	—	1,979	—	1,979
Total assets	$91,347	$27,800	$—	$119,147
Liabilities:
Contingent earnout liability	$—	$—	$4,924	$4,924
Private placement warrant liability	—	—	441	441
Teton acquisition contingent earnout liability	—	—	602	602
Total liabilities	$—	$—	$5,967	$5,967

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$119,721	—	—	$119,721
Short-term investments included in cash and cash equivalents	—	3,077	—	3,077
Total cash and cash equivalents	$119,721	$3,077	$—	$122,798
Government bonds	—	21,770	—	21,770
Commercial paper	—	12,569	—	12,569
Corporate bonds	—	3,927	—	3,927
Asset-backed securities	—	2,920	—	2,920
U.S. Treasury bills	2,450	—	—	2,450
Total assets	$122,171	$44,263	$—	$166,434
Liabilities:
Contingent earnout liability	$—	$—	$2,415	$2,415
Private placement warrant liability	—	—	661	661
Teton acquisition contingent earnout liability	—	—	602	602
Total liabilities	$—	$—	$3,678	$3,678

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

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total
Fair Value as of December 31, 2021	$59,722	$2,646	$—	$62,368
Change in fair value	(50,982)	(1,701)	480	(52,203)
Additions	—	—	1,602	1,602
Settlement of liability acquired as part of acquisitions	—	—	(1,480)	(1,480)
Fair Value as of September 30, 2022	$8,740	$945	$602	$10,287

Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678
Change in fair value	2,509	(220)	—	2,289
Fair Value as of September 30, 2023	$4,924	$441	$602	$5,967

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral from customers for amounts owed. As of September 30, 2023 two customers each represented greater than 10% of the accounts receivable balance, and one customer represented 13% of the accounts receivable balance as of December 31, 2022. For the three months ended September 30, 2023 one customer represented 11% of total revenue, and no one customer represented 10% of total revenue for the nine months ended September 30, 2023. No one customer represented 10% of total revenue for the three months ended September 30, 2022, and one customer represented 10% of total revenue for the nine months ended September 30, 2022. Historically, the Company has not experienced any significant credit loss related to any individual customer.

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

The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $4.0 million related to the operating lease right-of-use (“ROU”) asset recorded for 480 Pleasant Street within the general and administrative expense caption of the condensed consolidated statements of operations in the second quarter of 2023. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate.

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $0.6 million and $1.7 million during the three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $3.4 million for the three and nine months ended September 30, 2022, respectively.

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

Warranty reserves are included within accrued expenses on the condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$556	$790	$620	$658
Additions to warranty reserve	444	245	975	672
Claims fulfilled	(292)	(313)	(887)	(608)
Balance at end of period	$708	$722	$708	$722

Warranty reserve is recorded through cost of revenue in the condensed consolidated statements of operations.

Segment Information

The Company determines its chief operating decision maker (“CODM”) based on the person responsible for making resource allocation decisions. Our operating segment is the component of the business for which the CODM regularly reviews discrete financial information.

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three and nine months ended September 30, 2023, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases during the three and nine months ended September 30, 2023 and 2022.

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

We review goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and we determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we determine fair value using accepted valuation techniques, which can include the market and discounted cash flow methods. The fair value of the reporting unit is compared to the carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss, limited to the total amount of goodwill.

A quantitative goodwill impairment testing process requires valuation of the reporting unit. In the market approach, we can reference the Company’s market capitalization as a value indication given the Company’s single operating segment and reporting unit. In the income approach, which is based on a discounted forecasted cash flow including a terminal value, we compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the reporting unit's long-term forecast and is subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions and various other assumptions, however we consider the discount rate assumption to be the key assumption. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

We identified a triggering event and recorded goodwill impairment of $29.5 million, the entirety of the goodwill carrying value, during the three months and nine months ended September 30, 2023 (see Note 7).

Intangible Assets

Intangible assets consist of identifiable intangible assets acquired, specifically, developed technology, customer relationships, and trade names. The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. The Company experienced a triggering event as of September 30, 2023 prompting impairment assessments of goodwill and long-lived assets, including definite-lived intangibles. The long-lived assets were determined to be recoverable, therefore the assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets.

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

Comprehensive Income (Loss)

The Company follows the requirements of ASC 220, Income Statement - Reporting Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components. The guidance requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income (loss). Realized gains and losses and declines in the value of investment securities attributable to actual or expected losses are included in other income (expense), net in the consolidated statements of operations.

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

Pro Forma Information (Unaudited)

The following unaudited pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the acquisition of Digital Metal had occurred on January 1, 2021:

	Three months ended September 30,	Nine months ended September 30,
	(Unaudited)	(Unaudited)
	2022	2022
Net revenues	$25,590	$73,205
Net profit (loss)	(25,695)	(17,381)

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

Note 4. Revenue

Contract Balances

For the three and nine months ended September 30, 2023, the Company recognized $2.6 million and $6.0 million from the deferred revenue account balances as of June 30, 2023 and December 31, 2022, respectfully. For the three and nine months ended September 30, 2022, the Company recognized $2.0 million and $5.1 million from the deferred revenue account balance as of June 30, 2022 and December 31, 2021, respectfully.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $3.0 million expected to be recognized in the remainder of 2023, $6.6 million expected to be recognized in 2024, $3.2 million expected to be recognized in 2025, and $1.3 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Hardware	$12,154	$17,571	$43,855	$48,098
Consumables	5,162	5,568	18,099	16,913
Services	2,759	2,069	7,660	6,283
Total Revenue	$20,075	$25,208	$69,614	$71,294

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Machinery and equipment	$9,806	$9,954
Leasehold improvements	12,528	2,432
Computer equipment	3,338	3,532
Furniture and fixtures	429	429
Computer software	236	231
Construction in process	498	9,026
Property and equipment, gross	26,835	25,604
Less: Accumulated depreciation	(9,625)	(7,306)
Property and equipment, net	$17,210	$18,298

For the three and nine months ended September 30, 2023, depreciation expense for property and equipment was $1.1 million and $3.1 million, respectively, compared to $0.7 million and $1.6 million, respectively, for the three and nine months ended September 30, 2022.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw material	$3,172	$4,582
Work in process	1,084	175
Finished goods	24,464	21,652
Total inventory	$28,720	$26,409

The Company maintained reserves for obsolete and excess inventory of $1.8 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, obsolete and excess inventory related to finished goods is $1.4 million and $0.4 million is related to raw materials. As of December 31, 2022, the obsolete and excess inventory reserve related to finished goods is $1.3 million and $0.2 million is related to raw materials. The reserve for obsolete and excess inventories is recorded within cost of revenue in the condensed consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The following tables summarizes the Company’s goodwill and intangible assets, all of which are related to the acquisitions of Teton Simulation Software in April 2022 and Digital Metal AB in August 2022 (in thousands):

(in thousands)	Goodwill
December 31, 2022	$31,116
Foreign currency translation	(1,649)
Goodwill impairment	(29,467)
September 30, 2023	$—

The Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, such as a decline in stock price and market capitalization, or a decline in actual or forecasted operating results. The Company experienced a triggering event as of September 30, 2023 prompting impairment assessments of goodwill and long-lived assets, including definite-lived intangibles.

The Company assessed the definite-lived intangible assets and other long-lived assets for impairment by first determining whether the carrying value of the assets were recoverable by comparing their undiscounted net cash flows to the carrying value of the assets. The assets were determined to be recoverable, therefore the assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets.

The Company estimated the fair value of the reporting unit using the market approach. The Company determined that the estimated fair value of the reporting unit was less than its carrying value, which resulted in a full goodwill impairment. The Company recorded a goodwill impairment charge of $29.5 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023. This impairment was driven by the decline in the Company’s actual and forecasted operating results, as well as a decline in market capitalization.

		September 30, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(754)	$16,046	$16,800	$(97)	$16,703
Customer relationships	9 years	560	(67)	493	560	(19)	541
Trade names	1 year	90	(90)	—	90	(27)	63
Foreign currency translation		(378)	21	(357)	322	(3)	319
Intangible Assets, net		$17,072	$(890)	$16,182	$17,772	$(146)	$17,626

The Company recognized the following amortization expense to cost of revenue and operating expense during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$214	$26	$660	$31
Operating expenses	35	11	120	11
Total	$249	$37	$780	$42

Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which we anticipate continued use of the asset. The estimated future amortization expense for amortizable assets to be recognized is as follows as of September 30, 2023 (in thousands):

2023 (remaining three months)	$243
2024	1,448
2025	1,955
2026	2,142
2027	1,897
Thereafter	8,497
Total	$16,182

Note 8. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	September 30, 2023	December 31, 2022
Warranty reserve	708	$620
Compensation, benefits, and expenses	4,022	4,451
Professional services	2,362	3,166
Marketing and advertising	240	279
Teton acquisition holdback liability	—	250
Accrued taxes	119	392
Accrued freight and duties	624	372
Other	277	133
Total accrued expense	$8,352	$9,663

Note 9. Common Stock and Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2023	December 31, 2022
Common stock options outstanding and unvested RSU	27,510,932	22,962,929
Shares available for issuance under the 2021 plan	26,694,948	24,568,036
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	8,505,539	6,559,930
Total shares of authorized common stock reserved for future issuance	72,636,419	64,015,895

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2023, 26,694,948 and 8,505,539 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the nine months ended September 30, 2023 and 2022 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	11,922,334	$2.00	6.99
Granted	—	—
Exercised	(510,294)	0.37
Forfeited	(274,760)	2.12
Outstanding at September 30, 2023	11,137,280	$2.07	6.38
Options exercisable at September 30, 2023	9,648,460	$2.06	6.30

The aggregate intrinsic value of stock options outstanding at September 30, 2023 was $0.3 million. As of September 30, 2023, the Company had 10,947,239 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Nine Months Ended September 30,
(in thousands, except weighted average)	2023	2022
Intrinsic value of options exercised	$501	$3,238

In the nine months ended September 30, 2023 and 2022, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the nine months ended September 30, 2023, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2022	11,040,595	$3.94
Granted	10,011,947	1.19
Vested	(2,838,998)	4.01
Forfeited	(1,839,892)	3.83
Unvested at September 30, 2023	16,373,652	$2.26

Stock-Based Compensation Expense

Total unrecognized stock-based compensation expense for the RSUs outstanding was $31.9 million at September 30, 2023, which is expected to be recognized over a weighted-average period of 2.7 years. Total unrecognized stock-based compensation expense for the options outstanding was $1.5 million at September 30, 2023, which is expected to be recognized over a weighted-average period of 0.9 years.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$684	$784	$2,138	$2,727
Restricted stock units	3,459	3,989	8,088	10,336
Stock-based compensation expense for restricted stock units and options	$4,143	$4,773	$10,226	$13,063

During the three and nine months ended September 30, 2023, the Company recognized de minimis stock-based compensation expense related to the Markforged Earnout. The Company recognized income in the current year due to the netting of the reversal of the impact of grading vesting for key employee departures against the current period expense. The unrecognized compensation expense related to the Markforged Earnout is $1.4 million and will be recognized over a remaining period of no more than 1.75 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$39	$130	$201	$347
Sales and marketing	448	917	1,423	2,540
Research and development	1,195	1,326	3,524	4,317
General and administrative	2,430	2,913	5,010	8,416
Total stock-based compensation expense	$4,112	$5,286	$10,158	$15,620

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

As discussed in Note 2, Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of September 30, 2023:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,309,392	6,091,157
Stock compensation	690,608	575,510
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of September 30, 2023 is $0.34 per share issuable upon Triggering Event I and $0.27 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	September 30,	December 31,	September 30,
	2023	2022	2022
Current stock price	$1.45	$1.16	$1.98
Expected volatility	80.00%	65.00%	65.00%
Risk-free interest rate	4.79%	4.12%	4.13%
Dividend rate	—%	—%	—%
Expected term (years)	2.79	3.54	3.79

Neither of the Earnout Triggering Events have occurred as of September 30, 2023 and therefore no earnout shares were distributed.

Note 12. Stock Warrants

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $0.4 million as of September 30, 2023. The Company recorded a loss of $0.1 million and a de minimus gain for the three months ended September 30, 2023 and 2022, respectively, and gains of $0.2 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. The changes in fair value are included in change in fair value of derivative liabilities on the condensed consolidated statements of operations.

The Company benchmarks the change in fair value of the Private Placement Warrants against the market price of the publicly traded warrants at each quarter end, the closing price of which was $0.14/warrant as of September 30, 2023. The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model:

	December 31, 2022	September 30, 2022
Market price of public stock	$1.16	$1.98
Exercise price	$11.50	$11.50
Expected term (years)	3.54	3.79
Volatility	177.0%	121.0%
Risk-free interest rate	4.12%	4.13%
Dividend rate	—%	—%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized tax benefits of $0.2 million and $0.6 million during the three and nine months ended September 30, 2023, respectively, and a de minimis tax expense (benefit) in the three and nine months ended September 30, 2022.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2023 and December 31, 2022, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2022. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2022. There is no material adjustment to the valuation allowance at September 30, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA became effective on January 1, 2023. We do not expect the IRA will have a material impact on our income tax expense (benefit).

Note 14. Leases

Rent expense under the Company’s operating lease agreements was $1.9 million and $2.5 million for the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, rent expense was $6.0 million and $5.1 million. There were not any financing, variable, or short term leases during the nine months ended September 30, 2023 and 2022. The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax impairment of $4.0 million related to the operating lease right-of-use (“ROU”) asset recorded for 480 Pleasant Street in the second quarter of 2023. See Note 2 for additional information on the impairment. Future minimum lease payments under these agreements are as follows as of September 30, 2023:

(in thousands)	Amount
2023 (remaining three months)	$1,521
2024	7,577
2025	7,647
2026	7,777
2027	7,958
After 2028	23,826
Total future lease payments	$56,306
Less: interest	(11,654)
Present value of lease liabilities	$44,652

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	5,755	3,966

September 30, 2023
Other lease information
Weighted-average remaining lease term - Operating leases	7.3 years
Weighted-average discount rate - Operating leases	6.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(51,362)	$(22,970)	$(89,369)	$(14,656)
Net loss attributable to common stockholders - Basic & Diluted	(51,362)	(22,970)	(89,369)	(14,656)
Denominator:
Weighted average shares outstanding - Basic	197,410,137	189,766,945	196,391,315	188,225,543
Add: Weighted average unvested options outstanding	—	—	—	—
Add: Dilutive effect of restricted units issued	—	—	—	—
Weighted average shares outstanding - Diluted	197,410,137	189,766,945	196,391,315	188,225,543
Net loss per common share:
Basic	$(0.26)	$(0.12)	$(0.46)	$(0.08)
Diluted	(0.26)	(0.12)	(0.46)	(0.08)

For the three and nine months ended September 30, 2023 and 2022, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options and warrants, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested RSUs	16,373,652	12,313,957	12,329,954	12,313,957
Unvested or unexercised option awards	11,137,280	12,386,057	11,188,213	12,386,057
Warrants	8,524,984	8,524,984	8,524,984	8,524,984
Contingently issuable earnout shares	14,666,667	14,666,667	14,666,667	14,666,667
Total	50,702,583	47,891,665	46,709,819	47,891,665

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Americas	$10,047	$12,591	$32,487	$34,150
EMEA	5,713	5,353	21,823	19,618
APAC	4,315	7,264	15,304	17,526
Total	$20,075	$25,208	$69,614	$71,294

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $69.6 million and $71.3 million for the nine months ended September 30, 2023 and 2022, respectively, and incurred net losses of $89.4 million and $14.7 million, respectively, for those same periods. Net loss for the nine months ended September 30, 2023 and 2022 is inclusive of non-cash mark-to-market losses of $2.3 million and gains of $52.2 million, respectively, and goodwill and long-lived asset impairment of $33.5 million during the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $190.5 million and cash, cash equivalents, and short term investments of $126.0 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (referred to as success plans), software, and additive manufacturing training and education (which we also refer to as “Subscription Plans” as they are now sold as one package since the beginning of the second quarter of 2023). Our service revenue is generally realized over a period of one to three years. Recurring revenue was 39% and 30% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

Go to market

We believe that we are in a strong position within the industry with our accessible solutions that offer users design flexibility and industrial strength parts. Accordingly, we continue to invest in marketing, sales, and operations necessary to scale our business and continue to gain market share and open new market opportunities. We have proven an ability to design, manufacture, and distribute products through channels that provide a high value to customers at gross margins higher than many of our competitors. In addition to our go to market strategy, our integrated platform of hardware, software and consumables has been core to our success and we will continue to drive value through research and development as we introduce smarter and more adaptive technology that is expected to improve our integrated platform and, ultimately, the value provided by our 3D printers. We believe these investments are critical to achieve long-term scalability, but expect the near term impacts will be a muting of our short term profitability.

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

Sales and marketing

Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, costs related to sales commissions, trade shows, advertising, facilities costs, and other demand generation services. We reorganized our go-to-market team during the fourth quarter of 2022, which led to stabilization of costs as we optimized our team.

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

Income taxes

We have recorded an immaterial income tax expense (benefit) each year since our inception. We have not realized material income tax benefits from the net operating losses or from the generated research and development tax credits as based upon the weight of available evidence, it is more likely than not that all of our net deferred tax assets will not be realized. We have recorded a valuation allowance against our net deferred tax assets at each balance sheet date.

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of September 30, 2023 and December 31, 2022, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented.

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$20,075	$25,208	$(5,133)	(20)%
Cost of revenue	10,907	12,959	(2,052)	(16)%
Gross profit	9,168	12,249	(3,081)
Operating expense
Sales and marketing	8,194	11,783	(3,589)	(30)%
Research and development	9,724	10,421	(697)	(7)%
General and administrative	12,202	12,873	(671)	(5)%
Goodwill impairment	29,467	—	29,467	100%
Total operating expense	59,587	35,077	24,510
Loss from operations	(50,419)	(22,828)	(27,591)
Change in fair value of warrant liabilities	(94)	(448)	354	(79)%
Change in fair value of contingent earnout liability	(2,502)	(656)	(1,846)	281%
Other expense, net	(55)	(39)	(16)	41%
Interest expense	(127)	(2)	(125)	NM
Interest income	1,602	1,006	596	59%
Loss before income taxes	(51,595)	(22,967)	(28,628)
Income tax (benefit) expense	(233)	3	(236)	NM
Net loss	$(51,362)	$(22,970)	$(28,392)

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

The following table sets forth the changes in the components of gross margin for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$20,075	$25,208	$(5,133)	(20)%
Cost of revenue	10,907	12,959	(2,052)	(16)%
Gross profit	9,168	12,249	(3,081)	(25)%
Gross margin	46%	49%	—	(3)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Hardware	$12,154	$17,571	$(5,417)	(31)%
Consumables	5,162	5,568	(406)	(7)%
Services	2,759	2,069	690	33%
Total Revenue	$20,075	$25,208	$(5,133)	(20)%

Consolidated revenue for the three months ended September 30, 2023 was $20.1 million compared with revenue of $25.2 million for the three months ended September 30, 2022 representing a decrease of 20%, primarily driven by a decline in hardware revenue as we experienced economic headwinds in the third quarter of 2023 resulting in a decrease in overall unit sales.

Hardware revenue decreased 31% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Overall unit sales decreased driven by a macro economic headwinds in the third quarter of 2023. Consumables revenue decreased by 7% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as material purchases were impacted by lower hardware sales. Services revenue increased approximately 33% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in services revenue was driven by the recurring nature of our services business and the launch of our subscription offering on April 1, 2023.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended September 30, 2023 was $10.9 million compared with cost of revenue of $13.0 million for the three months ended September 30, 2022 representing a decrease of 16%. This was primarily due to the decrease in revenue. Gross profit decreased 25%, or $3.1 million, from $12.2 million for the three months ended September 30, 2022 to $9.2 million for the three months ended September 30, 2023. Gross profit margin for the three months ended September 30, 2023 was 46% while the gross profit margin for the three months ended September 30, 2022 was 49%. The decline in consolidated gross profit is primarily due to the decline in revenue, fixed nature of certain costs of revenue, and an increase in warranty costs associated with the early production units of next-gen printers over the comparable quarter.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$8,194	41%	$11,783	47%	$(3,589)	(30)%
Research and development	9,724	48%	10,421	41%	(697)	(7)%
General and administrative	12,202	61%	12,873	51%	(671)	(5)%
Goodwill impairment	29,467	147%	—	0%	29,467	100%
Total operating expenses	$59,587	297%	$35,077	139%	$24,510	70%

Sales and marketing expense decreased by 30%, or $3.6 million, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Notable changes within the sales and marketing caption include headcount and contractor related costs decreased by $1.6 million, and stock-based compensation decreased by $0.5 million due to the reorganization of our go-to-market team in the fourth quarter of 2022. The reorganization also led to a decrease in event and travel costs of $0.5 million. Demand-generating advertising costs decreased by $0.5 million due to a strategic shift by our marketing team to more efficient advertising avenues, such as marketing development funds.

Research and development expenses decreased by 7%, or $0.7 million, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in research and development expense is primarily due to a decrease in headcount related expense of $0.9 million. The decrease in headcount expense is primarily attributed to $0.4 million of headcount costs being capitalized for development of products. This was partially offset by the increase in prototype research and development of $0.2 million as new products continue to be developed.

General and administrative expenses decreased 5% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a decrease in transaction expenses of $0.6 million due to all acquisition activity taking place in the prior year.

As of September 30, 2023, we experienced a decline in actual and forecasted operating results prompting impairment assessments of goodwill. As a result of this assessment, goodwill impairment of $29.5 million was recorded in the third quarter of 2023.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Change in fair value of derivative liabilities	$(94)	$(448)	$354	(79)%
Change in fair value of contingent earnout liability	(2,502)	(656)	(1,846)	281%
Other expense, net	(55)	(39)	(16)	41%
Interest expense	(127)	(2)	(125)	NM
Interest income	1,602	1,006	596	59%

The change in the fair value of the derivative and contingent earnout liability in the three month period ended September 30, 2023 compared to September 30, 2022 was primarily driven by the change in the price of our warrants and common stock, respectively, during each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a $0.2 million benefit and de minimis expense for income taxes for the three months ended September 30, 2023 and 2022, respectively.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$69,614	$71,294	$(1,680)	(2)%
Cost of revenue	36,891	34,514	2,377	7%
Gross profit	32,723	36,780	(4,057)
Operating expense
Sales and marketing	28,436	35,104	(6,668)	(19)%
Research and development	30,390	31,375	(985)	(3)%
General and administrative	36,450	38,094	(1,644)	(4)%
Goodwill impairment	29,467	—	29,467	100%
Total operating expense	124,743	104,573	20,170
Loss from operations	(92,020)	(67,793)	(24,227)
Change in fair value of warrant liabilities	220	1,221	(1,001)	(82)%
Change in fair value of contingent earnout liability	(2,509)	50,982	(53,491)	(105)%
Other expense, net	(277)	(429)	152	(35)%
Interest expense	(243)	(11)	(232)	NM
Interest income	4,870	1,380	3,490	253%
Loss before income taxes	(89,959)	(14,650)	(75,309)
Income tax (benefit) expense	(590)	6	(596)	NM
Net loss	$(89,369)	$(14,656)	$(74,713)

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

The following table sets forth the changes in the components of gross margin for the nine months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$69,614	$71,294	$(1,680)	(2)%
Cost of revenue	36,891	34,514	2,377	7%
Gross profit	32,723	36,780	(4,057)	(11)%
Gross margin	47%	52%	—	(5)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Hardware	$43,855	$48,098	$(4,243)	(9)%
Consumables	18,099	16,913	1,186	7%
Services	7,660	6,283	1,377	22%
Total Revenue	$69,614	$71,294	$(1,680)	(2)%

Consolidated revenue for the nine months ended September 30, 2023 was $69.6 million compared with revenue of $71.3 million for the nine months ended September 30, 2022 representing a decrease of 2%, primarily driven by a decline in hardware revenue as we experienced economic headwinds in the third quarter of 2023 resulting in a decrease in overall unit sales.

Hardware revenue decreased 9% during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Overall unit sales decreased, driven by a shift in sales to industrial and production-level printers. Consumables revenue increased approximately 7% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in consumables revenue was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year, as well as higher consumption of our next-gen industrial printers. Services revenue increased approximately 22% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in services revenue was driven by the recurring nature of our services business and the launch of subscription offerings on April 1, 2023.

Cost of revenue and gross profit

Consolidated cost of revenue for the nine months ended September 30, 2023 was $36.9 million compared to $34.5 million for the nine months ended September 30, 2022, representing an increase of 7%. This was primarily due to the decrease in revenue. In addition, warranty costs associated with the early production units of our next-gen printers increased over the comparable period. Gross profit for the nine months ended September 30, 2023 decreased 11% from $36.8 million during the nine months ended September 30, 2022 to $32.7 million. Gross profit margin for the nine months ended September 30, 2023 was 47% while the gross profit margin for the nine months ended September 30, 2022 was 52%. The decline in consolidated gross profit is primarily due to the decline in revenue, fixed nature of certain costs of revenue, and an increase in warranty costs associated with the early production units of next-gen printers over the comparable period.

Operating expenses

The following table sets forth the components of operating expenses for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023		2022		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$28,436	41%	$35,104	49%	$(6,668)	(19)%
Research and development	30,390	44%	31,375	44%	(985)	(3)%
General and administrative	36,450	52%	38,094	53%	(1,644)	(4)%
Goodwill impairment	29,467	42%	—	0%	29,467	100%
Total operating expenses	$124,743	179%	$104,573	147%	$20,170	19%

Sales and marketing expense decreased 19%, or $6.7 million, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Notable changes within the sales and marketing caption include a $1.7 million decrease in expenses related to demand-generating advertising due to a strategic shift by our marketing team to other advertising avenues, such as marketing development funds. Headcount related costs decreased by $1.7 million, stock-based compensation decreased by $1.1 million, and external contractor expenses decreased by $1.0 million due to the reorganization of our go-to-market team in the fourth quarter of 2022. Sales commissions decreased by $0.5 million as fewer sales targets were met during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Research and development expenses decreased from $31.4 million during the nine months ended September 30, 2022 to $30.4 million during the nine months ended September 30, 2023. The change in research and development is primarily due to a decrease in stock-based compensation expense of $0.8 million due to graded vesting. Headcount related expense decreased by $0.6 million primarily due to headcount costs being capitalized for development of products. These decreases were partially offset by an increase in rent expense of $0.6 million due to the commencement of our new Waltham headquarters lease in April 2022.

General and administrative expenses decreased 4% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a decrease in stock-based compensation expense of $3.4 million driven by the reversal of the graded vesting impact of forfeitures for the departure of key employees. Transaction expenses decreased by $1.7 million due to all acquisition activity taking place in the prior year. Bad debt expense decreased by $1.4 million due to strategic collection efforts. External contractor expenses decreased by $0.5 million as we shifted more roles in-house. These decreases were partially offset by $4.0 million of impairment of long-lived assets related to the change in the fair value of the lease asset of our former headquarters, 480 Pleasant Street, recorded in the second quarter of 2023, and an increase in rent expense of $1.2 million due to the commencement of our new Waltham headquarters lease in April 2022.

As of September 30, 2023, we experienced a decline in actual and forecasted operating results prompting impairment assessments of goodwill. As a result of this assessment, goodwill impairment of $29.5 million was recorded in the third quarter of 2023.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Change in fair value of derivative liabilities	$220	$1,221	$(1,001)	(82)%
Change in fair value of contingent earnout liability	(2,509)	50,982	(53,491)	(105)%
Other expense, net	(277)	(429)	152	(35)%
Interest expense	(243)	(11)	(232)	NM
Interest income	4,870	1,380	3,490	253%

The change in the fair value of the derivative and contingent earnout liability in the nine months ended September 30, 2023 compared to nine months ended September 30, 2022 was primarily driven by the change in the fair value of the Teton development milestone earnout achievement and common stock price, respectively, during each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a $0.6 million benefit and de minimis expense for income taxes for the nine months ended September 30, 2023 and 2022, respectively.

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

Non-GAAP Net Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net loss	$(51,362)	$(22,970)	$(89,369)	$(14,656)
Stock compensation expense	4,112	5,286	10,158	15,620
Change in fair value of derivative liabilities	94	448	(220)	(1,221)
Change in fair value of contingent earnout liability	2,502	656	2,509	(50,982)
Amortization	249	37	780	42
Goodwill impairment	29,467	—	29,467	—
Non-recurring costs[1]	1,147	1,436	7,039	4,420
Non-GAAP net loss	$(13,791)	$(15,107)	$(39,636)	$(46,777)

1Non-recurring costs incurred during the three months ended September 30, 2023 relate to litigation expenses of $1.1 million. Non-recurring costs incurred during the three months ended September 30, 2022 relate to litigation expenses of $0.8 million and transaction costs of $0.6 million. Non-recurring costs incurred during the nine months ended September 30, 2023 relate to long-lived asset impairment of $4.0 million and litigation expenses of $3.0 million. Non-recurring costs incurred during the nine months ended September 30, 2022 relate to litigation expenses of $2.5 million and transaction costs of $1.9 million.

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents, and short term investments of $126.0 million as of September 30, 2023. We incurred net losses of $89.4 million and $14.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Currently we generate negative operating cash flows as we pursue further business growth. We believe our cash and cash equivalents, and short term investments of $126.0 million as of September 30, 2023 is more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the nine months ended September 30, 2023 and 2022

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Net cash used in operating activities	$(40,024)	$(65,317)	$25,293	39%
Net cash provided by (used in) investing activities	14,374	(41,629)	56,003	135%
Net cash provided by (used in) financing activities	(368)	1,599	(1,967)	(123)%
Effect of exchange rate changes on cash	(58)	(21)	(37)	176%
Net change in cash and cash equivalents	$(26,076)	$(105,368)	$79,292	75%

Cash flow from operations

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $40.0 million and $65.3 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Operating cash flows before changes in working capital	$(34,857)	$(44,258)
Changes in working capital	(5,167)	(21,059)

Net cash used in operating activities decreased by $25.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change in operating cash flows before changes in working capital consists of an increase in net loss of $74.7 million, adjusted for non-cash items, primarily consisting of lower gains on mark-to-market fair value adjustment of liabilities of $54.5 million, goodwill impairment of $29.5 million, long-lived asset impairment of $4.0 million as well as depreciation, amortization, and non-cash lease interest of $3.2 million. These adjustments were offset by a decrease in stock-based compensation expense of $5.5 million.

Cash consumed by working capital decreased $15.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022; this is primarily due to cash management resulting in less inventory build in 2023 versus 2022, and increased collection efforts leading to a decrease in accounts receivable. The decrease in operating cash flow changes are a direct result of the tightening of working capital controls.

Cash flow from investing activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2023 and 2022 was $14.4 million and ($41.6 million), respectively. During 2022, we spent approximately $35.6 million on acquisitions and $6.0 million on the build-out of our new headquarters. In the fourth quarter of 2022, we began investing in short-term investments which resulted in net proceeds from investments of $16.6 million during the nine months ended September 30, 2023. In addition, we invested an additional $2.2 million in property and equipment, primarily to complete the build-out of the new headquarters, during the nine months ended September 30, 2023.

Cash flow from financing activities

Net cash provided by (used) in financing activities decreased $2.0 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The change in financing activities was driven by a decrease in proceeds from option exercises in 2023, and the Teton acquisition holdback settled during the second quarter of 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2023, we had $126.0 million of cash, cash equivalents, and short-term investments in a variety of securities, including corporate notes and bonds, commercial paper, money market funds and U.S. government and agency securities. Our cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a history of losses since inception in 2013 until 2022 and funded our cash flow deficits primarily through the issuance of capital stock. As of September 30, 2023, we had an accumulated deficit of $190.5 million, including current year net loss of $89.4 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. For the three months ended September 30, 2023 one customer represented 11% of total revenue, and no one customer represented 10% of total revenue for the nine months ended September 30, 2023. Two VARs each represented 10% or more of our accounts receivable balance as of September 30, 2023. In the event that this VAR or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

We have experienced minor delays on the inbound supply chain at our partners and our own facilities. Additional delays on both inbound and outbound logistics have also created challenges. We have been able to identify alternative solutions such that none of the issues has had a material impact on our ability to fulfill demand. If disruptions to global businesses continue or worsen, our business could face greater supply chain delays and difficulty shipping or receiving products and materials, which could have a material adverse effect on our financial condition and results of operations.

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
•
As our manufacturing operations expand, we expect that a significant portion of our manufacturing will be done in regions outside the United States, either by third-party contractors or in a plant owned by us. Any manufacturing done in such locations presents risks associated with quality control, currency exchange rates, foreign laws and customs, timing and loss risks associated with international transportation and potential adverse changes in the political, legal and social environment in the host country, including the outbreak of war or sustained armed conflict in such host country or its geographic region;
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

As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. If such jurisdictions are outside the U.S., we may also face significant challenges regarding compliance with law in such jurisdictions as well as export control laws of such jurisdictions and the U.S., as more fully described in the section “Risk Factors – Risks Related to International Operations” as well as risks associated with quality control, currency exchange rates, foreign laws and customs, timing and loss risks associated with international transportation and potential adverse changes in the political, legal and social environment in the jurisdiction, including the outbreak of war or sustained armed conflict in such jurisdiction or geographic region.

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

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event, war, sustained armed conflict, such as Russia’s invasion of Ukraine, the armed conflict in Israel, Gaza and the Middle East generally or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers, suppliers or fulfillment centers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. In order to maintain our production timelines and supply chains throughout the world, including with our recently added third party manufacturer in Israel, we may be required to develop alternative infrastructure and we may not be able to avoid interruptions or additional costs. If any of our facilities, or those of our third-party contract manufacturers, suppliers, third-party logistics providers or customers are negatively impacted by such a disaster, production, shipment and installation of our additive manufacturing machines could be delayed, which can impact the period in which we recognize the revenue related to that additive manufacturing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. We have no way to predict the progress or outcome of these situations, including any impact on the rest of the world, as the conflicts and government reactions are rapidly developing. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases could have a negative effect on our operations and sales.

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

General Risk Factors

If we are unable for any reason to meet the continued listing requirements of the New York Stock Exchange (“NYSE”), such action or inaction could result in a delisting of our securities.

On April 18, 2023, we were notified by the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. On July 3, 2023, we received a letter from the NYSE notifying us that we had regained compliance with Section 802.01C of the NYSE Listed Company Manual, however there is no assurance that we will remain in compliance with NYSE continued listing standards in the future, including Section 802.01C of the NYSE Listed Company Manual.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and the NYSE have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Item 5. Other Information.

(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Markforged Holding Corporation

Date: November 13, 2023	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Assaf Zipori
Assaf Zipori
Acting Chief Financial Officer (Principal Financial and Accounting Officer)