Form 10-K
period 2023-12-31
Markforged Holding Corp
filed 2024-03-15
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $148.0 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2024 was 199,351,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K, except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
Declines in the global economy, geopolitical and social uncertainties, global health crises and difficulties in the markets that we serve may adversely impact our business.
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
•
We rely on a limited number of third-party logistics providers for distribution of our products, and their failure to effectively distribute our products, including because of delays and disruptions caused by current conditions in global shipping capacity, would adversely affect our sales.
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

Item 1. Business

Unless the context otherwise requires, all references in this section to the “company”, “we”, “us”, or “our” refer to the business of MarkForged, Inc. and its subsidiaries prior to the consummation of the Merger and to Markforged Holding Corporation and its subsidiaries after giving effect to the Merger.

Company Overview

Our platform, The Digital Forge, is an easy-to-use, reliable and intelligent additive manufacturing platform powering engineers, designers and manufacturing professionals globally. The Digital Forge combines precise and reliable 3D printers, proprietary metal and composite materials and cloud-based software to empower manufacturers to bring industrial production to the point of need on the factory floor. Markforged is based in greater Boston, Massachusetts, where we have our own in-house manufacturing facility and our headquarters, where we design industrial 3D printers, software and metal and composite proprietary materials. We also have a design and manufacturing facility located in Hoganas, Sweden, and maintain several sales and sales support offices globally.

Our software-enabled platform delivers clear value to thousands of customers around the world, including both direct customers and customers of our value added resellers that have purchased one or more of our products. Our customers have printed tens of millions of parts, primarily for high-value, industrial use cases such as industrial tooling, machinery manufacturing, regulated part production, aftermarket spares and replacement parts as well as low- and mid-volume end use part production and high-volume production parts. Blue chip customers in industries such as food and beverage, aerospace, military and defense, industrial automation, space exploration, healthcare and automotive rely on our platform for mission-critical, industrial parts on-demand and at the point-of-need.

Our portfolio of 3D printers include industrial composite printers that provide powerful, predictable functionality through their software, sensors, materials and print modes and metal printers that can fabricate strong, complex metal parts in a variety of metals both in low volume and in higher volumes utilizing our metal binder jetting solution. Across all our models, our powerful yet easy-to-use platform, and our industrial-grade materials, enable engineers to make functional parts for manufacturing environments and other demanding applications.

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

Our patented Continuous Fiber Reinforcement (“CFR”) process uses continuous strands of composite fibers to make parts as strong as and capable of replacing aluminum. Our Metal X system is capable of printing 17-4 PH Stainless Steel, Copper, H13 Tool Steel, Inconel 625, and A2 and D2 Tool Steel to solve those demanding applications that require metal. These products connect to our secure cloud infrastructure and are controlled via web browser, providing a single, simple digital workflow for printing both carbon fiber and metal for organizations that scale from one user to thousands. We have the ability to leverage data from our existing global fleet of printers connected to cloud architecture to enhance our research and development capabilities for the future benefit of our customers. The data generated by our fleet of thousands of connected printers flows into our AI-powered, closed-loop additive manufacturing solution, which is currently offered as a software subscription.

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

Additive Manufacturing has the Potential to Overcome Many of these Limitations.

Additive manufacturing has the potential to overcome many of the limitations of conventional manufacturing. The new design capabilities provide significant possibilities for superior products that drive higher performance and more closely match customer preferences. The easy-to-use interface that operates our printers can be easily learned by factory floor personnel. With additive manufacturing technology, manufacturers may now combat supply chain constraints, allowing them to respond more quickly to sharp changes in demand signals. Machines the size of microwave ovens that require no skilled labor can now help manufacturers circumvent expensive and time-consuming supply chains by printing parts when and where they are needed.

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

Markforged is Delivering the Promise of Additive Manufacturing Today.

We invented The Digital Forge, a platform designed to overcome both the constraints of conventional manufacturing as well as the limitations of legacy 3D printing solutions. Through The Digital Forge, manufacturers can produce metal and composite parts that are functionally applicable for the most demanding manufacturing applications. The parts printed on The Digital Forge are based in either a variety of metals, or a variety of composites and continuous fibers, each providing high-strength materials for manufacturing applications. Moreover, the software that powers The Digital Forge was designed to be cloud-first. In contrast to legacy additive solutions, Markforged’s printers can be accessed and controlled from anywhere in the world and entire libraries of part inventory can be digitized and printed only when needed. This smart, simple and robust platform is designed to give engineers, designers and manufacturing professionals the power to solve their most challenging manufacturing problems.

Our Growth Strategy

Our future growth is driven by five key strategies:

•
Continue to Fuel Integrated Platform with Software Solutions. Our integrated platform is designed to scale in both capability and size over time. As we invest additional resources into the feature set of our platform, we expect to be able to solve more customer problems and applications. As we solve more problems, customers will print more parts. As we print more parts, more data will be generated, making our premium software solutions, including Simulation, Inspection and enterprise-grade fleet management, smarter. As our premium software solutions get smarter, we will be able to print better, more accurate parts. As we print better parts, more customers will adopt our premium software solutions, which will continue to drive this growth and improvement cycle more rapidly.
•
Expand Customer Use Cases and Applications. As we develop printers that are faster, larger and more precise, such as the FX20 and FX10, and add new industrial materials to our capabilities, we continually expand the possible use cases for our customers. We regularly release new printers, software functionality and materials that customers may apply to a variety of new problems and use cases.
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

Our Competitive Strengths

•
Markforged delivers accessible, industrial-strength parts. We offer a range of proprietary composite and metal printers and materials that address numerous industrial applications. We invented and patented the CFR composite additive manufacturing process. The capabilities that CFR enables are unmatched by our competitors, and a significant portion of our customers use our CFR materials today to replace traditionally manufactured steel and aluminum parts. Because sometimes only metal will suit the application, we offer two different types of metal 3D printers: Fused Filament Fabrication (“FFF") and metal binder jetting. The Metal X, our FFF solution, is well suited to custom parts which can be too costly and can take too long to obtain with conventional subtractive manufacturing processes. And, once an application is ready for production, our PX100 metal binder jetting solution provides higher-throughput end-use metal parts.
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

The Digital Forge

The Digital Forge is the intuitive additive manufacturing platform for modern manufacturers, bringing the power and speed of agile software development to industrial manufacturing. Composed of hardware, software and materials working as a unified platform, it is purpose-built to integrate into our customers’ existing manufacturing ecosystems. The Digital Forge adopters can achieve immediate benefits through savings of time and money on factory line support and end-use parts. Through increased adoption, the platform can drive competitive advantages by making our customers’ entire operations more efficient and responsive.

3D Printers

We offer a reliable line of 3D printers all designed around one goal - empower manufacturers to print industrial-strength parts at the point of need. Our machines combine high build quality, intuitive user experience and broad platform connectivity to produce reliable, repeatable results.

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

Materials

We offer the only industrial 3D printing family for fabricating composite, continuous fiber and metal parts on the same platform. All the materials available for printing on The Digital Forge offer a high degree of flexibility for part design and manufacturing. Our 3D printers are simple to use and do not require intensive build outs or trained technicians. We currently offer the following materials:

•
Composite: Onyx™, Onyx FR™, Onyx ESD™, ULTEM™ 9085 Filament, Smooth TPU 95a, Precise PLA, Nylon and Vega™.
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

CFR augments traditional FFF technology, enabling our printers to reinforce FFF parts with continuous fibers. A CFR-capable machine uses two extrusion systems for two unique materials: one for conventional FFF polymer filament, and a second for long strand continuous fibers. Continuous fibers are laid down in-layer, replacing FFF infill. As a result, a CFR-capable printer can print both traditional FFF-only parts or CFR parts (FFF parts reinforced with continuous fibers).

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

Software

Our software pairs advanced 3D printing software with the first connected additive manufacturing platform. Our software is an integrated platform designed to help customers get from design to part quickly. It empowers users to take control of their manufacturing workflow in four ways:

•
Advanced part slicing and printing. Our software is an integrated, connected platform designed to take customers from CAD to functional part quickly. The browser-based workflow is secure, fast and intuitive. Users can design parts for printing with a single click, or drill deeply into part settings to specially optimize part properties. Our software enables customers to create builds, print parts, and monitor prints in a seamless workflow.
•
Integrated cloud part repository. A secure part library enables customers to dynamically manage engineering projects of any size. Our software’s part files are securely stored and can be versioned, edited and printed anywhere. Easy-to-use filters and folders enable customers to quickly store and find the parts they need when they need it. With the launch of Digital Source, users can leverage our part library to license and 3D print parts.
•
Enterprise-grade fleet management. Our software provides a single place to manage our customers’ printer fleets in real time, whether in one location or worldwide. Users can benefit from automatic updates while getting analytics, usage data and live telemetry.
•
Analysis. Incorporating 3D printing into tooling and end-use applications requires confidence in the strength of the parts. By replacing slow and costly design/print/break testing cycles with virtual testing, Markforged Simulation software can enable manufacturers to expand their use of additive manufacturing into t production applications. Our Performance Advisor functionality can enable users to explore the best ways to print a part that balances strength, material use and print time.

Customers

We have thousands of customers (including both direct customers and customers of our value added resellers that have purchased one or more of our products) around the world, and have printed millions of parts. Our customers range from small and medium-sized organizations to Fortune 100 manufacturers in leading edge industries such as aerospace, military and defense, food and beverage, industrial automation, space exploration, healthcare and automotive who utilize our platform for mission critical, end-use parts on-demand and at the point-of-need.

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

Research and development expenses totaled $40.7 million and $42.4 million in the years ended December 31, 2023 and 2022, respectively. We expect our research and development expense to remain consistent for the foreseeable future as we continue to enhance existing products, develop new products for current markets and introduce new products in new markets.

The majority of our research and development operations are conducted in our facility in Waltham, Massachusetts. We also maintain a design facility for our binder jetting solution located in Hoganas, Sweden.

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
•
platform scalability; and
•
security and reliability.

Human Capital

We consider our employees to be critical to our success. As of December 31, 2023, we had 351 full-time employees based primarily in the greater Boston, Massachusetts area. A majority of our employees are engaged in engineering, operations and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. Our employees based in Sweden are subject to one of two current collective bargaining agreements. These agreements apply to 29 of our full-time employees as of December 31, 2023.

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

As of December 31, 2023, we own 71 issued United States patents, 94 issued foreign patents and have 61 pending or allowed patent applications. Our patents and patent applications are directed to, among other things, additive manufacturing and related technologies.

We have 6 issued United States trademarks and 36 issued foreign trademarks, including “Markforged” in the European Union, Australia, Canada, China, Israel, Japan, and the Republic of Korea. We have 1 pending United States trademark applications and 2 pending foreign applications.

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

We are an “emerging growth company” as defined in the Section 2(a)(19) of the Securities Act. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We had a history of losses since inception in 2013 until 2022 and funded our cash flow deficits primarily through the issuance of capital stock. As of December 31, 2023, we had an accumulated deficit of $204.7 million, including current year net loss of $103.6 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. Declines in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties, global health crises, including COVID-19, and other macroeconomic factors all affect the spending behavior of potential customers. Economic uncertainty in Europe, the United States, India, Japan, China and other countries may cause customers and potential customers to further delay or reduce technology purchases. For example, since the first quarter of 2022, we have experienced reduced demand from European markets, which may be partially attributable to regional energy cost increases and uncertainty.

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

Our revenues are derived from the sale of 3D printers, related materials, software, and services. The additive manufacturing market is subject to rapid innovation and technological change and our customers’ needs are rapidly evolving. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in additive manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products. Our ability to compete in the additive manufacturing market depends, in large part, on our success in developing and introducing new 3D printers and technology, in improving our existing products and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:

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

We have several additive manufacturing solutions and enhancements to existing products that are still under development. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. For example, we experienced production challenges meeting demand for our FX20 printer, including issues procuring materials and production constraints, which limited revenue during 2022, and initial production costs exceeded targets negatively impacting our gross margin. Even if we successfully complete the design, testing and manufacture for one or all of our products or enhancements under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

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
•
the impact of future health epidemics on production, distribution and demand for our products;
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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. As of and for the year ended December 31, 2023, no customer represented greater than 10% of the accounts receivable balance or total revenue. As of and for the year ended December 31, 2022, one customer represented greater than 10% of the accounts receivable balance and total revenue. In the event that this customer or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

We believe that the industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve additive manufacturing technology, is undergoing a shift towards additive manufacturing for end-use production as well as factory line support. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of additive manufacturing technologies or our products may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards additive manufacturing. We must anticipate, sometimes several years in advance, the direction that the additive market is taking. We may not correctly anticipate the direction, which may lead us to invest in the wrong products, which may adversely affect our results of operation and financial condition. If additive manufacturing technology does not continue to gain broader market acceptance as an alternative to conventional manufacturing processes, or if the marketplace adopts additive manufacturing technologies that differ from our technologies, we may not be able to increase or sustain the level of sales of our products, and our operating results would be adversely affected as a result.

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

•
recording goodwill or other long-lived asset impairment charges in the periods in which they occur, which could result in a significant charge to our earnings in any such period, such as the goodwill impairment recorded in the third quarter of 2023;
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

Our business, brands, reputation and ability to attract and retain customers depend upon the satisfactory performance, reliability and availability and security of our software products, which in turn, with respect to our planned software as a service (“SaaS”) offerings depend upon the availability and security of the internet and our third-party service providers. For example, for our SaaS offerings we outsource our cloud infrastructure to Amazon Web Services (“AWS”), our hosting provider, which hosts our software products. Our hosting provider runs its own platforms upon which our products depend, and we are, therefore, vulnerable to service interruptions at the hosting provider level. We do not control the operation of any of AWS’ data center hosting facilities, and they may be subject to damage, compromise, or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to damage, compromise, or interruptions due to system failures, cybersecurity incidents, compromises, or vulnerabilities (including system-encrypting ransomware), software errors or subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting provider, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints.

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

The effects of regulations relating to foreign trade, manufacturing, development and investment may adversely impact our business.

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

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to research, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products, including our 3D printers or materials. In addition, we expect to continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Third parties may produce or sell counterfeit or imitation versions of our materials or components.

Third parties may sell counterfeit or imitation versions of our materials or components that are inferior or pose safety risks. If consumers confuse these counterfeit products or materials for our products or materials or have a bad experience with the counterfeit products or materials, they might refrain from purchasing our products or materials in the future, which could harm our reputation and sales. Further, if third parties develop materials that compete favorably on price, and/or meet or exceed the quality and performance of our own materials, we may lose recurring revenue from lost sales of our materials. If we do not maintain favorable perceptions of our products and materials, and if we are unable to compete successfully with third party manufacturers of materials, our brand, business, financial condition, results of operations and cash flows could be adversely impacted.

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

For example, relevant applicable laws and regulations governing the collection, use, disclosure or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the

California Consumer Privacy Act of 2018 (the “CCPA”) and similar state privacy laws, and state breach notification laws. In particular, the CCPA, among other things, establishes comprehensive data privacy rights for California consumers and imposes certain requirements on how businesses can collect and use personal information about such individuals. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

The California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, significantly modified the CCPA, including by expanding consumers’ rights concerning their personal information, introducing data minimization and retention requirements, and establishing a state agency vested with the authority to enforce the CCPA. It is not yet fully clear how the CCPA (as amended by the CPRA) will be enforced and how it will be interpreted. The evolving nature of the CCPA may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws, and it is possible that certain of these proposals will pass. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Other states have also proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. The costs associated with these various privacy and security laws may impede our development and could limit the adoption of our services. Further, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Moreover, we maintain offices in the European Union (“EU”), specifically, Ireland, and we have customers located in various countries throughout the EU and the United Kingdom (“UK”). Accordingly, in the EU, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “EU GDPR”), and related member state implementing legislation. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals in the EU. Among other things, the EU GDPR imposes strict requirements regarding the security of personal data and notification of data breaches to the competent national data protection authorities, imposes limitations on retention of personal data, imposes stringent requirements relating to the consent of data subjects or ensuring another appropriate legal basis applies to the processing of personal data, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, ensuring certain measures are in place with third-party processors. The EU GDPR is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU. The EU GDPR imposes sanctions for violations up to the greater of €20 million and 4% of worldwide gross annual revenue. Further, the EU GDPR enables individuals to claim damages for violations and introduces the right for non-profit organizations to bring claims on behalf of data subjects. Noncompliance could also result in the imposition of orders to stop data processing activities. Compliance with the EU GDPR is a rigorous and time-intensive process and requires us to allocate substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. We expect to incur continued costs associated with maintaining compliance with EU GDPR into the future.

Additionally, the EU GDPR imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States. These transfers are prohibited unless a valid transfer mechanism is implemented, such as the Standard Contractual Clauses (SCCs) published by the EU Commission or binding corporate rules. Transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred data. If the standard is not met, businesses will be required to adopt supplementary measures. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with EU GDPR.

Following the withdrawal of the UK from the EU (“Brexit”), the EU GDPR has been incorporated into UK laws (“UK GDPR”). Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Despite Brexit, the EU and UK GDPR remain largely aligned. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for companies in the EU or the UK to transfer personal information to third countries, including the United States). Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EU remain free flowing. The new SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement (“UK IDTA”), which entered into force on 21 March 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce changes to the UK GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK.

We publicly post documentation regarding our privacy practices as needed to address state, federal and foreign privacy laws. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.

The regulatory framework governing the collection, processing, storage, use and sharing of personal information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations at both the domestic and international level. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices or the features of our services and platform capabilities, and may not be consistent with one another. The lack of a unified approach to data privacy and protection laws in the U.S. and internationally could lead to complicated and potentially conflicting compliance requirements. Complying with these evolving compliance and operational requirements may impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, modifying our data processing practices and policies, training employees and engaging consultants and legal advisors, which are likely to increase over time and may require that we utilize management’s time and/ or divert resources from other initiatives and projects. We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of personal information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve.

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting merchant and customer expectations, or contractual obligations, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

The use of new and evolving technologies, such as artificial intelligence, in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

On November 17, 2023, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period our common stock have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

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

We operated as a private company until July 2021. Our management has significant requirements for enhanced financial reporting and internal controls as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements, which could harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2023, we had federal NOL carryforwards of approximately $171.6 million, of which $15.0 million are subject to expire at various times beginning in 2033, and $156.6 million that have no expiration date and will be carried forward indefinitely. We also had state NOL carryforwards of approximately $89.9 million that will begin to expire in 2026, unless previously utilized. On December 31, 2023, we had federal and state research and development credit carryforwards of approximately $11.0 million and $5.6 million, respectively. The research and development credit carryforwards will begin expiring in 2033, unless previously utilized.

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

Pursuant to the Sarbanes Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes Oxley Act within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on NYSE.

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

14,666,667 shares of our common stock may be issued (the “Markforged Earnout Shares”) upon our achievement of certain Earnout Triggering Events (as described in the Merger Agreement and Note 11 to our consolidated financial statements), and additional shares may be issued upon exercise of the outstanding warrants to purchase shares of our Common Stock. To the extent such additional shares of our Common Stock are issued, it will result in dilution to the holders of our Common Stock and an increase to the number of shares eligible for resale in the public market. Sales, or the potential for sales, of substantial numbers of such shares in the public market could increase the volatility of and/or adversely affect the market price of our Common Stock.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance.

These rules and regulations result in us incurring substantial legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations will likely continue to make it more difficult and more expensive for us to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Governance Related to Cybersecurity Risks

Our board of directors holds overall oversight responsibility for the Company’s strategy and risk management processes, including in relation to cybersecurity risks. Our board exercises its oversight function through the audit committee, which oversees the assessment and management of risk exposure across various areas, including cybersecurity. Our audit committee receives regular reports from our Chief Financial Officer on significant cybersecurity matters, including, where appropriate, whether any significant incidents have occurred.

Our IT Security Steering Committee, which is led by our Chief Financial Officer, is composed of various members of our organization, including our Chief Human Resources Officer, VP of Software Engineering, and Senior Director of TechOps and Security. The IT Security Steering Committee is involved in oversight of cybersecurity risk. The IT Steering Committee exercises this function through our IT Security Team, which includes our Senior Director of TechOps and Security and our VP of Software Engineering who collectively have over 40 years of experience. The IT Security Team is responsible for the administration of our cyber program and works with various vendors and external providers to test and monitor for vulnerabilities and threats. We also engage our employees in our cybersecurity efforts through a process for employees to complete annual security and awareness training.

Cybersecurity Risk Management and Strategy

Our cybersecurity program is informed by industry standards and includes processes for identification, assessment, and management of cybersecurity risks. With support from external vendors, we conduct internal and external risk assessments to assess our cyber program and develop strategies for the management of cyber risks. We also employ vendors and external partners to monitor for and manage threats, and we engage in testing to identify vulnerabilities and use third-party tools to scan for potential risks.

Our IT Security Team is informed about and monitors the prevention, management, and remediation of cybersecurity risks through various means, including by leveraging a managed security service provider and other third-party security software and technology services. Our managed security service provider is also tasked with testing, auditing, and monitoring the performance of our cybersecurity processes. We also maintain processes for reviewing and assessing vendor security before new engagements as part of our Vendor Advisory Board’s function.

We maintain processes to inform and update management and, as needed, the audit committee, about security incidents that may pose a significant risk for the business, as applicable. In accordance with our incident response policies, our IT Security Team and Chief Financial Officer are responsible for establishing incident response teams to manage cybersecurity incidents, should any arise. Although risks from cybersecurity threats have to date not materially affected us, and we do not believe they are reasonably likely to materially affect us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats and security incidents relating to our and our third party vendors’ information systems. For more information, please see “Item 1A, Risk Factors.”

Item 2. Properties.

Our corporate headquarters is located in an approximately 120,681 square foot facility located at 60 Tower Road, Waltham, Massachusetts 02451.The lease of this facility began on April 1, 2022 and expires on September 30, 2031. We continue to lease our former headquarters, a 36,000 square foot facility at 480 Pleasant Street, Watertown, Massachusetts 02472. The lease of this facility expires in July 2028. We lease another 32,000 square foot facility at 85 School Street, Watertown, Massachusetts 02472. The lease of that facility expired in January 2024. We lease a 47,000 square foot facility at 4 Suburban Park Drive, Billerica, Massachusetts 10821. The Billerica facility lease expires October 2029. We believe that our facilities are adequate for our current needs and, should the company need additional space, we believe we will be able to obtain additional space on commercially reasonable terms. We are actively engaged in efforts to identify a sublessor for our unoccupied space.

Item 3. Legal Proceedings.

From time to time we are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these other legal matters (including the matter involving Continuous Composites Inc., which is described in Note 15 to our consolidated financial statements and incorporated herein by reference) will have a material adverse effect on our results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and warrants are listed on the New York Stock Exchange under the symbols “MKFG” and “MKFG.WS”, respectively.

Stockholders

As of March 14 2024, there were 83 holders of record of our Common Stock and 1 holder of record of our warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our warrants is greater than the number of record holders and includes stockholders of our warrants whose Common Stock or warrants are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2023 have been included previously in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

Business Overview

Our platform, The Digital Forge, is an intuitive additive manufacturing platform powering engineers, designers and manufacturing professionals globally. The Digital Forge combines precise and reliable 3D printers and metal and composite proprietary materials seamlessly with its cloud-based learning software offering to empower manufacturers to create more resilient and agile supply chains. Markforged is based in greater Boston, Massachusetts, where we have our own in-house manufacturing facility and where we design our industrial 3D printers, software and metal and composite proprietary materials.

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $93.8 million and $101.0 million for the years ended December 31, 2023 and 2022, respectively, and incurred net losses of $103.6 million and $25.4 million, respectively, for those same periods. Net loss for the years ended December 31, 2023 and 2022 is inclusive of non-cash mark-to-market gains of $0.6 million and $58.8 million, respectively, and goodwill and long-lived asset impairment of $33.5 million during 2023. As of December 31, 2023 we had an accumulated deficit of $204.7 million and cash, cash equivalents, and short term investments of $116.9 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

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

Acquisitions

On April 4, 2022, we acquired Teton Simulation Software (“Teton”) for total consideration of $6.6 million, payable in a combination of cash and equity shares. Teton is a software company whose SmartSlice™ technology automates validation and optimizes part performance for additive manufacturing applications. We have integrated Teton's technology as a feature of our printing software solution, Eiger™, and offer this solution as part of a subscription tier. This solution provides manufacturing customers a streamlined workflow spanning part design, testing, optimization, validation and printing at the point of need, all on a single, cloud-based platform.

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

For more information on the acquisitions, please see Note 2 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Impact of Macroeconomic Trends

Recent negative macroeconomic factors, such as inflation, high interest rates, and limited credit availability have and could further cause economic uncertainty and volatility, which could harm our business. For more information on operations and risks related to macroeconomic disruptions, please see the section of this Annual Report on Form 10-K titled “Risk Factors — Risks Related to Our Business and Industry”.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (referred to as success plans), software, and additive manufacturing training and education (which we also refer to as “Subscription Plans,” which we have sold as one package since the beginning of the second quarter of 2023). Our service revenue is generally realized over a period of one to three years. Recurring revenue was 37% and 32% of total revenue for the years ended December 31, 2023 and 2022, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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

Cost of products includes the manufacturing cost of our additive manufacturing products and consumables. We primarily utilize third party manufacturers for the production of our additive manufacturing hardware, and we utilize our own manufacturing facilities and personnel for the production of our consumables. The costs of revenue for internally manufactured products include the cost of raw materials, labor conversion costs, and overhead related to our manufacturing operations, including depreciation and amortization. Overhead costs include shipping, storage, and labor. Cost of services includes personnel-related costs associated with our customer success teams’ provision of remote and on-site support services to our customers and the costs of replacement parts, as well as software costs. Our cost of revenue also includes indirect costs of providing our products and services to customers which consist primarily of reserves for excess and obsolete inventory and stock-based compensation.

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

Research and development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative additive manufacturing technology, new printer products, development of proprietary printing materials, as well as activities that enhance the functionality of our offerings. Our research and development expenses consist primarily of employee-related personnel expenses, prototypes, facilities costs, and engineering services. We believe our research and development department is staffed at a level that enables us to innovate and develop products beyond 2024.

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

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of December 31, 2023 and 2022, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented.

Comparison of the years ended December 31, 2023 and 2022

	Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$93,784	$100,958	(7,174)	(7)%
Cost of revenue	49,370	50,252	(882)	(2)%
Gross profit	44,414	50,706	(6,292)	(12)%
Operating expenses
Sales and marketing	37,830	44,975	(7,145)	(16)%
Research and development	40,737	42,387	(1,650)	(4)%
General and administrative	47,761	50,428	(2,667)	(5)%
Goodwill impairment	29,467	—	29,467	100%
Total operating expense	155,795	137,790	18,005
Loss from operations	(111,381)	(87,084)	(24,297)
Change in fair value of warrant liabilities	472	1,485	(1,013)	(68)%
Change in fair value of contingent earnout liability	1,036	57,307	(56,271)	(98)%
Other expense, net	(307)	(381)	74	(19)%
Interest expense	(373)	(11)	(362)	NM
Interest income	6,400	2,878	3,522	122%
Loss before income taxes	(104,153)	(25,806)	(78,347)
Income tax (benefit) expense	(586)	(418)	(168)	40%
Net loss	$(103,567)	$(25,388)	$(78,179)

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

The following table sets forth the changes in the components of gross margin for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Revenue	$93,784	$100,958	$(7,174)	(7)%
Cost of revenue	49,370	50,252	(882)	(2)%
Gross profit	44,414	50,706	(6,292)	(12)%
Gross margin	47%	50%	—	3%

Comparison of revenue

The following table disaggregates our revenue based on the nature of the products and services:

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Hardware	$59,287	$69,112	$(9,825)	(14)%
Consumables	23,996	23,423	573	2%
Services	10,501	8,423	2,078	25%
Total Revenue	$93,784	$100,958	$(7,174)	(7)%

Consolidated revenue for the year ended December 31, 2023 was $93.8 million compared with prior year revenue of $101.0 million representing a decrease of 7%, driven by a decline in hardware revenue and slightly offset by an increase in service revenue.

Hardware revenue decreased 14% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Overall unit sales decreased driven by macro economic headwinds in the second half of 2023, including the persistent high cost of capital which creates uncertainty and restricts our ability to invest in capital in the short term. Consumables revenue increased approximately 2% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in consumables revenue was due to the increase in active printers being utilized in the field as a result of the incremental volume of new printer sales in the prior year, as well as higher consumption of our next-gen industrial printers. Services revenue increased approximately 25% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in services revenue was driven by the recurring nature of our services business and the launch of subscription offerings on April 1, 2023.

Cost of revenue and gross profit

Consolidated cost of revenue for the year ended December 31, 2023 was $49.4. million compared to $50.3 million for the year ended December 31, 2022, representing a decrease of 2%. This was primarily due to the decrease in revenue which was partially offset by higher warranty costs associated with the early production units of our industrial printers over the comparable period. Gross profit for the year ended December 31, 2023 decreased 12% from $50.7 million during the year ended December 31, 2022 to $44.4 million. Gross profit margin for the year ended December 31, 2023 was 47% while the gross profit margin for the year ended December 31, 2022 was 50%. The decline in consolidated gross profit is primarily due to the decline in revenue, fixed nature of certain costs of revenue, an increase in warranty costs associated with the early production units of industrial printers over the comparable period, and a full year of amortization of acquired technology.

Operating expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023		2022		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$37,830	40%	$44,975	45%	$(7,145)	(16)%
Research and development	40,737	43%	42,387	42%	(1,650)	(4)%
General and administrative	47,761	51%	50,428	50%	(2,667)	(5)%
Goodwill impairment	29,467	31%	—	—	29,467	100%
Total operating expenses	$155,795	166%	$137,790	136%	$18,005	13%

Sales and marketing expenses decreased 16% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This decrease is partially due to a $4.0 million decrease in headcount and contractor related expenses. Advertising spend decreased $1.9 million due to optimization efforts and increases in efficiency. Events and travel costs decreased by $0.6 million and sales commissions decreased by $0.6 million as fewer sales targets were met during the year ended December 31, 2023, as compared to the year ended December 31, 2022. These decreases were offset by an increase in expense of $0.9 million related to the Teton business milestone expected achievement fair value being raised to the maximum amount of $1.5 million.

Research and development expenses decreased 4% for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to a decrease in headcount and related costs of $1.2 million, as well as decreases in recruiting costs of $0.4 million. Prototype research and development decreased $0.9 million over the prior year due to reaching advanced stages in product development in 2023. These increases were partially offset by an increase in rent expense of $0.6 million and depreciation of $0.5 million related to our new headquarters.

General and administrative expenses decreased 5% for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to a decrease in stock-based compensation expense of $3.9 million driven by the reversal of the graded vesting impact of forfeitures for the departure of key employees. Bad debt expense decreased by $1.8 million due to strategic collection efforts. Transaction expenses decreased by $1.5 million due to all acquisition activity taking place in the prior year. Headcount and contractor related expenses decreased by $1.3 million. These decreases were partially offset by $4.0 million of impairment of long-lived assets related to the change in the fair value of the lease asset of our former headquarters, 480 Pleasant Street, recorded in the second quarter of 2023, as well as increases in rent expense of $1.2 million and depreciation of $0.8 million related to our new headquarters.

During 2023, we experienced a decline in actual and forecasted operating results prompting an impairment assessment of goodwill. As a result of this assessment, goodwill impairment of $29.5 million was recorded in the third quarter of 2023.

Change in fair value of derivative liabilities and contingent earnout liability, and other expense

The following table sets forth the fair value changes and other expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Change in fair value of derivative liabilities	$472	$1,485	$(1,013)	(68)%
Change in fair value of contingent earnout liability	1,036	57,307	(56,271)	(98)%
Other expense, net	(307)	(381)	74	(19)%
Interest expense	(373)	(11)	(362)	NM
Interest income	6,400	2,878	3,522	122%

The change in the fair value of the derivative and contingent earnout liability in the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by the change in our common stock price during each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment and money market accounts.

Income tax expense (benefit)

We recorded a $0.6 million benefit and $0.4 million expense for income taxes for the years ended December 31, 2023 and 2022, respectively.

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

Non-GAAP Net Profit (Loss)

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net loss	$(103,567)	$(25,388)
Stock compensation expense	13,987	18,209
Change in fair value of derivative liabilities	426	(1,485)
Change in fair value of contingent earnout liability	(1,036)	(57,307)
Amortization	1,024	146
Goodwill impairment	29,467	—
Non-recurring costs[1]	8,451	5,719
Non-GAAP net loss	$(51,248)	$(60,106)

1Non-recurring costs incurred during the year ended December 31, 2023 relate to long-lived asset impairment of $4.0 million, litigation expenses of $3.9 million, and one-time restructuring costs of $0.6 million. Non-recurring costs incurred during the year ended December 31, 2022 relate to litigation expenses of $3.8 million, transaction costs of $1.8 million, and $0.1 million of one-time expense related to the amortization of the fair value step-up of acquired inventory.

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents, and short term investments of $116.9 million as of December 31, 2023. Net loss for the years ended December 31, 2023 and 2022 are inclusive of non-cash mark-to-market net gains of $0.6 million and $58.8 million, respectively, and goodwill and long-lived asset impairment of $33.5 million during 2023.

Our material cash requirements from known contractual and other obligations relate to minimum operating lease obligations as of December 31, 2023 that are as follows: 2024 - $6.9 million; 2025 - $7.7 million; 2026- $7.8 million; 2027 - $8.0 million; 2028 - 7.4 million and subsequent years - $16.4 million.

Currently we generate negative operating cash flows as we pursue further business growth. We anticipate our cash and cash equivalents and short-term investments balance as of December 31, 2023 of $116.9 million will be more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing for this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of The Digital Forge platform, as well as political and economic conditions outside of our control. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the years ended December 31, 2023 and 2022

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Net cash used in operating activities	$(48,900)	$(73,521)	$24,621	33%
Net cash provided by (used in) investing activities	42,098	(90,898)	132,996	146%
Net cash provided by (used in) financing activities	(520)	1,552	(2,072)	(134)%
Effect of exchange rate changes on cash	(66)	(64)	(2)	3%
Net change in cash and cash equivalents	$(7,388)	$(162,931)	$155,543	95%

Cash flow from operations

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $48.9 million and $73.5 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Operating cash flows before changes in working capital	$(46,409)	$(55,793)
Changes in working capital	(2,491)	(17,728)

Net cash used in operating activities decreased by $24.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The change in operating cash flows before changes in working capital consists of an increase in net loss of $78.0 million, adjusted for non-cash items, primarily consisting of lower gains on mark-to-market fair value adjustment of liabilities of $58.2 million, goodwill impairment of $29.5 million, long-lived asset impairment of $4.0 million as well as depreciation, amortization, and non-cash lease interest of $3.5 million. These adjustments were offset by a decrease in stock-based compensation expense of $4.2 million.

Cash consumed by working capital decreased $15.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022; this is primarily due to cash management resulting in less inventory build in 2023 versus 2022, and increased collection efforts leading to a decrease in accounts receivable. The decrease in operating cash flow changes are a direct result of the tightening of working capital controls leading to an overall decrease in operating expenses.

Cash flow from investing activities

Net cash provided by (used in) investing activities for year ended December 31, 2023 and 2022 was $42.1 million and ($90.9 million), respectively. During 2022, we spent approximately $35.9 million on acquisitions and $11.4 million on the build-out of our new headquarters. In the fourth quarter of 2022, we began investing in short-term investments which resulted in net purchases of available-for-sale securities of $43.5 million. In 2023, net proceeds from investments was $45.7 million as our investments matured. In addition, we invested an additional $3.6 million in property and equipment, primarily to complete the build-out of our new headquarters in 2023.

Cash flow from financing activities

Net cash provided by (used) in financing activities decreased $2.1 million during years ended December 31, 2023 and 2022. The change in financing activities was driven by a decrease in proceeds from option exercises in 2023, and the Teton acquisition holdback settled during the second quarter of 2023.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements included herein.

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

A quantitative goodwill impairment testing process requires valuation of the reporting unit. In the market approach, we can reference our market capitalization as a value indication given our single operating segment and reporting unit. In the income approach, which is based on a discounted forecasted cash flow including a terminal value, we compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the reporting unit's long-term forecast and is subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions and various other assumptions, however we consider the discount rate assumption to be the key assumption. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

We identified a triggering event and recorded goodwill impairment of $29.5 million, the entirety of the goodwill carrying value, during the quarter ended September 30, 2023 (see Note 7).

Intangible assets consist of identifiable intangible assets acquired, specifically, developed technology, customer relationships, and trade names. We evaluate definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, we then compare the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. We experienced a triggering event as of September 30, 2023 prompting impairment assessments of goodwill and long-lived assets, including definite-lived intangibles. The long-lived assets were determined to be recoverable, therefore the assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets.

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

Recent accounting pronouncements

Refer to Note 2 of Markforged’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the recent accounting pronouncements adopted and not yet adopted by the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2023, we had $116.9 million of cash and cash equivalents.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Internal control over financial reporting

In connection with the audit of our financial statements for the years ended December 31, 2023 and 2022, Markforged management identified material weaknesses in our internal controls. See the section titled “Risk Factors, — We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.”

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses described below.

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

Remediation of Material Weaknesses

Management has been actively engaged in remediation efforts to address the material weaknesses during 2021 through 2023 and these efforts will continue into fiscal year 2024. Our remediation efforts include the following measures:

We have hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities. Additionally, we continue to design and implement controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties.

We continue to design and implement controls related to the period-end financial reporting process, including formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we continue to design and implement controls over the preparation and review of account reconciliations and journal entries.

We continue to design and implement controls to timely identify and account for non-routine, unusual or complex transactions and other technical accounting and financial reporting matters, including controls over the preparation and review of accounting memoranda addressing these matters.

We continue to design and implement IT general controls, including controls over program change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

We have engaged third-party specialists to assist with testing the operating effectiveness of controls over financial reporting to gain assurance that such controls are present and operating as designed, as well as to help review and update existing documentation of our internal controls for compliance with the Sarbanes-Oxley Act of 2002.

While we believe progress was made in 2023 to enhance and strengthen our internal control over financial reporting, management has concluded that the material weaknesses were not remediated as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

We have adopted a code of business conduct and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.markforged.com under the Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Markforged Holding Corporation, 60 Tower Road, Waltham, MA 02451.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

10.5	Non-Employee Director Compensation Policy (incorporated by referenced to Exhibit 10.9 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
10.6	2021 Employee Stock Purchase Plan (incorporated by referenced to Exhibit 10.10 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
10.7	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.11 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
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
10.12

Second Amendment to Amended and Restated Offer Letter, dated May 10, 2023 between Markforged, Inc. and Shai Terem (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Quarterly Report on Form 10-Q filed May 11, 2023).

21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Clawback Policy effective as of December 1, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Markforged Holding Corporation

Date: March 15, 2024	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Shai Terem, Assaf Zipori, and Stephen Karp, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Masarek	Director and Chairman of the Board	March 15, 2024
Alan Masarek

/s/ Shai Terem	Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2024
Shai Terem

/s/ Assaf Zipori	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2024
Assaf Zipori

/s/ Edward T. Anderson	Director	March 15, 2024
Edward T. Anderson

/s/ Michael Medici	Director	March 15, 2024
Michael Medici

/s/ Paul Milbury	Director	March 15, 2024
Paul Milbury

/s/ Carol Meyers	Director	March 15, 2024
Carol Meyers

/s/ Antonio Rodriguez	Director	March 15, 2024
Antonio Rodriguez

/s/ Aaron VanDevender	Director	March 15, 2024
Aaron VanDevender

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Markforged Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Markforged Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 15, 2024

We have served as the Company’s auditor since 2019.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

(In thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$116,854	$124,242
Short-term investments	—	43,690
Accounts receivable, net of allowance for expected credit losses ($360 and $1,559, respectively)	24,059	29,294
Inventory	26,773	26,409
Prepaid expenses	2,756	2,847
Other current assets	2,022	3,334
Total current assets	172,464	229,816
Property and equipment, net	17,713	18,298
Intangible assets, net	17,128	17,626
Goodwill	—	31,116
Right-of-use assets	36,884	45,955
Other assets	3,763	3,130
Total assets	$247,952	$345,941
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,235	$14,425
Accrued expenses	9,840	9,663
Deferred revenue	8,779	8,854
Lease liabilities	7,368	8,022
Other current liabilities	1,526	—
Total current liabilities	40,748	40,964
Long-term deferred revenue	6,083	5,358
Contingent earnout liability	1,379	2,415
Long-term lease liabilities	35,771	40,608
Other liabilities	2,361	4,042
Total liabilities	86,342	93,387
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2023 and December 31, 2022; 198,581,263 and 194,560,946 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	366,281	352,564
Accumulated deficit	(204,664)	(101,097)
Accumulated other comprehensive (loss) income	(26)	1,068
Total stockholders’ equity	161,610	252,554
Total liabilities and stockholders’ equity	$247,952	$345,941

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

(In thousands, except share data)

	Year Ended December 31,
	2023	2022
Revenue	$93,784	$100,958
Cost of revenue	49,370	50,252
Gross profit	44,414	50,706
Operating expenses
Sales and marketing	37,830	44,975
Research and development	40,737	42,387
General and administrative	47,761	50,428
Goodwill impairment	29,467	—
Total operating expenses	155,795	137,790
Loss from operations	(111,381)	(87,084)
Change in fair value of derivative liabilities	472	1,485
Change in fair value of contingent earnout liability	1,036	57,307
Other expense, net	(307)	(381)
Interest expense	(373)	(11)
Interest income	6,400	2,878
Loss before income taxes	(104,153)	(25,806)
Income tax (benefit) expense	(586)	(418)
Net loss	$(103,567)	$(25,388)
Weighted average shares outstanding - basic and diluted	196,896,011	189,747,367
Net loss per share - basic and diluted	$(0.53)	$(0.13)

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2023 and 2022

(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(103,567)	$(25,388)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale marketable securities, net	(54)	54
Foreign currency translation adjustment	(1,040)	1,014
Total comprehensive loss	$(104,661)	$(24,320)

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2022	194,560,946	$19	$352,564	$(101,097)	$1,068	$252,554
Exercise of common stock options	510,294	—	187	—	—	187
Stock vested under compensation plan less shares withheld to cover taxes	3,510,023	—	(457)	—	—	(457)
Stock-based compensation expense	—	—	14,039	—	—	14,039
Earnout stock-based compensation expense	—	—	(52)	—	—	(52)
Net loss	—	—	—	(103,567)	—	(103,567)
Other comprehensive loss	—	—	—	—	(1,094)	(1,094)
December 31, 2023	198,581,263	$19	$366,281	$(204,664)	$(26)	$161,610

December 31, 2021	185,993,058	$19	$319,859	$(75,709)	$—	$244,169
Exercise of common stock options	1,997,314	—	2,216	—	—	2,216
Stock vested under compensation plan less shares withheld to cover taxes	1,555,988	—	(664)	—	—	(664)
Stock-based compensation expense	—	—	16,607	—	—	16,607
Earnout stock-based compensation expense	—	—	1,602	—	—	1,602
Issuance of Common Stock in connection with acquisitions	4,702,097	—	12,194	—	—	12,194
Issuance of Common Stock in connection with acquisition earnout achievement	312,489	—	750	—	—	750
Net loss	—	—	—	(25,388)	—	(25,388)
Other comprehensive income	—	—	—	—	1,068	1,068
December 31, 2022	194,560,946	$19	$352,564	$(101,097)	$1,068	$252,554

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

(In thousands, except share data)

	For the Year Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(103,567)	$(25,388)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	12,670	9,181
Provision for doubtful accounts	(688)	545
Provision for excess and obsolete inventory	305	544
Change in fair value of derivative liabilities	426	(1,485)
Change in fair value of contingent earnout liability	(1,036)	(57,307)
Amortization (accretion) of (discounts) premiums on available-for-sale securities	(1,913)	(92)
Stock-based compensation expense	13,987	18,209
Long-lived asset impairment	4,015	—
Goodwill impairment	29,467	—
Foreign exchange (gains) losses on intercompany transactions, net	(75)	—
Changes in operating assets and liabilities
Accounts receivable	5,967	(2,469)
Inventory	(529)	(14,050)
Prepaid expenses	107	1,144
Other current assets	1,321	(2,604)
Other assets	(635)	(922)
Accounts payable and accrued expenses	(862)	3,401
Other current liabilities	26	(135)
Deferred revenue	648	3,756
Other long term liabilities	(669)	—
Other non-current lease liabilities	(7,865)	(5,849)
Net cash provided by (used in) operating activities	(48,900)	(73,521)
Investing Activities:
Purchases of property and equipment	(3,591)	(11,415)
Proceeds from the sale of property, plant and equipment	37	—
Cash paid for acquisitions, net of cash acquired	—	(35,939)
Purchases of available-for-sale securities	(18,950)	(43,544)
Proceeds from sales and maturities of marketable securities	64,602	—
Net cash provided by (used in) investing activities	42,098	(90,898)
Financing Activities:
Acquisition holdback payment	(250)	—
Proceeds from exercise of common stock options	187	2,216
Taxes paid related to net share settlement of equity awards	(457)	(664)
Net cash provided by (used in) provided by financing activities	(520)	1,552
Effect of exchange rate changes on cash	(66)	(64)
Net change in cash, cash equivalents, and restricted cash	(7,388)	(162,931)
Cash, cash equivalents, and restricted cash
Beginning of year	125,672	288,603
End of period	$118,284	$125,672

Supplemental disclosures of cash flow information
Cash and cash equivalents	$116,854	$124,242
Restricted cash in other non-current assets	1,430	1,430
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$118,284	$125,672
Non cash operating activities
Additions to right of use assets and liabilities from adoption of ASC 842	$—	$12,248
Right of use assets obtained in exchange for new lease liabilities	—	37,861
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$325	$4,347
Common stock issued for acquisitions	—	12,194
Common stock issued in connection with acquisition earnout achievement	—	750
Common stock disbursed to settle acquisition holdback	250	—

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

Risks and Uncertainties

We continue to monitor, analyze, and respond to evolving developments regarding supply chain disruptions and the economic downturn. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company including certain accounting estimates around its supply chain, accounts receivable, inventory and related provisions, and intangible assets, were assessed and had no material impact as of and for the year ended December 31, 2023. We recorded a $4.0 million long-lived asset impairment related to our right-of-use assets during the second quarter of 2023 (see Note 2) and $29.5 million goodwill impairment in the third quarter of 2023 (see Note 7). There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include allowance for doubtful accounts, provision for excess and obsolete inventory, fair value of contingent earnout liability, fair value of earnout share awards, fair value of the private placement warrant liability, assumptions in revenue recognition, and valuation of intangibles and goodwill. The Company evaluates its estimates based on historical experience, current conditions, and various other assumptions that it believes are reasonable under the circumstances.

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

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash as of December 31, 2023 relates to deposits to secure letters of credit. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets.

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

The Company’s cash equivalents and short-term investments are invested in the following:

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$110,775	$—	$—	$110,775
Total cash equivalents	$110,775	$—	$—	$110,775

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$119,721	$—	$—	$119,721
Commercial paper	3,077	—	—	3,077
Total cash equivalents	122,798	—	—	122,798
Government bonds	21,719	51	—	21,770
Commercial paper	12,568	1	—	12,569
Corporate bonds	3,927	—	—	3,927
Asset-backed securities	2,921	—	(1)	2,920
U.S. Treasury bills	2,447	3	—	2,450
Total short-term investments	$43,582	$55	$(1)	$43,636
Total cash equivalents and short-term investments	$166,380	$55	$(1)	$166,434

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Year Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$1,559	$1,021
Provision adjustment	(688)	545
Write – offs	(511)	(7)
Balance at end of period	$360	$1,559

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

Level 2 Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$110,775	—	—	$110,775
Total cash and cash equivalents	$110,775	$—	$—	$110,775
Total assets	$110,775	$—	$—	$110,775
Liabilities:
Contingent earnout liability	$—	$—	$1,379	$1,379
Private placement warrant liability	—	—	189	189
Teton acquisition contingent earnout liability	—	—	1,500	1,500
Total liabilities	$—	$—	$3,068	$3,068

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$119,721	—	—	$119,721
Short-term investments included in cash and cash equivalents	—	3,077	—	3,077
Total cash and cash equivalents	$119,721	$3,077	$—	$122,798
Government bonds	—	21,770	—	21,770
Commercial paper	—	12,569	—	12,569
Corporate bonds	—	3,927	—	3,927
Asset-backed securities	—	2,920	—	2,920
U.S. Treasury bills	2,450	—	—	2,450
Total assets	$122,171	$44,263	$—	$166,434
Liabilities:
Contingent earnout liability	$—	$—	$2,415	$2,415
Private placement warrant liability	—	—	661	661
Teton acquisition contingent earnout liability	—	—	602	602
Total liabilities	$—	$—	$3,678	$3,678

The Company remeasures its Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Binomial Lattice Model. The valuation of the earnout shares is based on a Monte Carlo simulation. The significant assumptions used in preparing the above models are disclosed in Note 12 Stock Warrants and Note 11 Earnout. The Teton Software Simulation ("Teton") contingent earnout is related to development and business milestone metrics estimated using a scenario-based approach discussed in Note 2, Contingent Earnout Liability. The Teton development milestone was met and settled in 2022. The Teton business milestone was determined to have a high probability of attainment and the liability was increased by $0.9 million to the maximum value of $1.5 million as of December 31, 2023, the impact of which is recorded within sales and marketing expense. There were no transfers between levels during the periods presented.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total
Fair Value as of December 31, 2021	$59,722	$2,646	$—	$62,368
Change in fair value	(57,307)	(1,985)	500	(58,792)
Additions	—	—	1,602	1,602
Settlement of liability acquired as part of acquisitions	—	—	(1,500)	(1,500)
Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678

Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678
Change in fair value	(1,036)	(472)	898	(610)
Fair Value as of December 31, 2023	$1,379	$189	$1,500	$3,068

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents held on deposit at one financial institution and accounts receivable. The Company does not require collateral from customers for amounts owed. As of and for the year ended December 31, 2023, no customer represented greater than 10% of the accounts receivable balance or total revenue. As of and for the year ended December 31, 2022, one customer represented greater than 10% of the accounts receivable balance and total revenue. Historically, the Company has not experienced any significant credit loss related to any individual customer.

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

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant reassessment or that the carrying value of these assets may not be recoverable. When a triggering event is identified, management assesses the recoverability of the asset group, which is the lowest level where identifiable cash flows are largely independent, by comparing the expected undiscounted cash flows of the asset group to the carrying value. When the carrying value is not recoverable and an impairment is determined to exist, the asset group is written down to fair value. The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $4.0 million related to the operating lease right-of-use (“ROU”) asset recorded for 480 Pleasant Street within the general and administrative expense caption of the consolidated statements of operations in the second quarter of 2023. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate.

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

Sales and Marketing

Sales and marketing costs are expensed as incurred and are primarily comprised of personnel-related costs for the Company’s sales and marketing departments, costs related to sales commissions, trades shows, facilities costs, as well as advertising and other demand generating services. Sales and marketing expenses includes advertising costs of $2.2 million and $4.1 million during 2023 and 2022, respectively.

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

Warranty reserves are included within accrued expenses on the consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Year Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$620	$658
Additions to warranty reserve	1,397	812
Claims fulfilled	(1,131)	(850)
Balance at end of period	$886	$620

Warranty reserve is recorded through cost of revenue in the consolidated statements of operations.

Common Stock

The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Dividends may be declared and paid on common stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock. Through the year ended December 31, 2023, no dividends had been declared.

Profit (Loss) Per Share

Basic profit (loss) per common share is calculated by dividing net profit (loss) attributable to common stockholders, less any participating dividends, by the weighted average number of common shares outstanding during the applicable period. Diluted profit (loss) per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. See Note 16 for further information.

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

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the years ended December 31, 2023 and 2022, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases during the years ended December 31, 2023 and 2022.

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

We identified a triggering event and recorded goodwill impairment of $29.5 million, the entirety of the goodwill carrying value, during the third quarter of 2023 (see Note 7).

Intangible Assets

Intangible assets consist of identifiable intangible assets acquired, specifically, developed technology, customer relationships, and trade names. The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. The Company experienced a triggering event during the third quarter of 2023 prompting impairment assessments of goodwill and long-lived assets, including definite-lived intangibles. The long-lived assets were determined to be recoverable, therefore the assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets.

Capitalized Software

The Company capitalizes qualifying software development costs, primarily related to its cloud platform. The costs consist of personnel costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, which is typically 3 years.

As of December 31, 2023 and 2022, capitalized software costs were $1.3 million and $0.5 million, respectively, and included in other long-term assets on the balance sheet. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, which is typically 3 years. For the years ended December 31, 2023 and 2022, amortization expense for capitalized software recorded to cost of revenue was $0.1 million and $10 thousand, respectively.

Foreign Currency Translation

The assets and liabilities of our subsidiary, Digital Metal AB (“Digital Metal”), are translated from its functional currency (Swedish Krona) to U.S. dollars at the exchange rate in effect at the end of the period, and the consolidated statements of operations are translated at the average exchange rate each month.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires immediate recognition of expected credit losses for financial assets carried at amortized cost, including trade and other receivables, loans and commitments, held-to-maturity debt securities and other financial assets, held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. The new credit loss model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes became effective for the Company on January 1, 2023, which did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and requires retrospective adoption to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the potential impact of the adoption of ASU 2023-07 on its consolidated financial statements and related disclosures.

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

A portion of the acquisition consideration is contingent on achievement by Teton of certain business and development milestones, with a fair value of $1.6 million as of the date of acquisition. The Company will pay up to $1.5 million of business related contingent consideration based on stated sales or usage metrics, which had a fair value of $0.6 million as of the date of acquisition. The fair value of this milestone was determined to be $1.5 million as of December 31, 2023, the $0.9 million increase in fair value is recorded within sales and marketing expense on the statement of operations. The development earnout related to product technical milestones, which had a fair value of $1.0 million as of the date of acquisition. This milestone was met and $0.75 million of cash and 312,489 shares were disbursed in 2022. Of the acquisition date cash and equity consideration indicated below, $0.25 million of the cash consideration and $0.25 million of the equity consideration was “held-back.” The amount was released 12 months following the Closing Date. The holdback cash and shares were held on Markforged's December 31, 2022 balance sheet within accrued expenses and equity, respectively.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s estimates of their fair values on the acquisition date. The fair values of intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for developed technologies. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, discount rates, technology obsolescence curves, and EBITDA margins. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. Subsequent to the acquisition date, the Company made a measurement period adjustment to the preliminary purchase price allocation, which resulted in an increase to goodwill of $0.2 million. The increase was due to an increase in deferred income tax liabilities of $0.2 million. Goodwill is not deductible for tax purposes.

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

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s estimates of their fair values on the acquisition date. The fair values of intangible assets were based on valuations using an income approach, specifically the multi-period excess earnings method for acquired technologies, relief-from-royalty method for trade names, and the distributor method for customer relationships. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, customer attrition rates, royalty rates, discount rates, technology obsolescence curves, and EBITDA margins. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill for the acquisition. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. Subsequent to the acquisition date, the Company made a measurement period adjustment to the preliminary purchase price allocation, which resulted in a decrease to goodwill of $2.0 million. The change was due to a decrease in deferred income tax liabilities of $0.5 million and increase of intangible assets of $1.5 million. Goodwill is not deductible for tax purposes.

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

Pro Forma Information (Unaudited)

The following unaudited pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the acquisition of Digital Metal had occurred on January 1, 2021:

	Years Ended December 31,
	(Unaudited)
	2022	2021
Net revenues	$102,739	$95,097
Net profit (loss)	(27,863)	3,858

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

Note 4. Revenue

The Company derives revenue from the sale of 3D printers, consumable materials, and hardware maintenance agreements, through its global channel of third-party value-added reseller partners (“VARs”). Typically, the VAR is the Company’s customer. Customers are invoiced at the time of shipment or at the beginning of the maintenance term and payment is typically due within 60 days. Contracts primarily contain fixed consideration although certain VAR contracts include performance rebates that may be earned based on sales targets which are accounted for as variable consideration and a reduction of revenue. The Company’s variable consideration is primarily based on performance metrics measured over the fiscal year, thus uncertainties related to variable consideration are resolved as of December 31, 2023 and 2022.

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

Significant Judgements

The Company enters into certain contracts that have multiple performance obligations. These performance obligations may include 3D printers, consumables, and premium cloud software subscription offerings. Contracts with more than one performance obligation require the Company to allocate the transaction price to each performance obligation. As the Company’s contracts predominantly contain fixed consideration, the allocation of transaction price is based on a relative standalone selling price method. Certain products are not sold on a standalone basis or do not have a sufficient history of standalone sales and we are required to estimate the standalone selling price for the purposes of our allocation. We utilize market information, historical selling practices, and other available information to produce as accurate an estimate as possible.

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

The Company recognized $7.5 million of revenue in 2023 from deferred revenue as of December 31, 2022. The Company recognized $5.9 million of revenue in 2022 from deferred revenue as of December 31, 2021.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $8.8 million to be recognized in 2024, $4.0 million in 2025, $1.6 million in 2026, and $0.5 million thereafter.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Year Ended December 31,
(in thousands)	2023	2022
Hardware	$59,287	$69,112
Consumables	23,996	23,423
Services	10,501	8,423
Total Revenue	$93,784	$100,958

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Machinery and equipment	$11,249	$9,954
Leasehold improvements	12,613	2,432
Computer equipment	3,481	3,532
Furniture and fixtures	438	429
Computer software	242	231
Construction in process	523	9,026
Property and equipment, gross	28,546	25,604
Less: Accumulated depreciation	(10,833)	(7,306)
Property and equipment, net	$17,713	$18,298

Depreciation expense for property and equipment was $4.2 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. Disposal of property and equipment amounted to $0.8 million of fully depreciated assets for the year ended December 31, 2023 and $1.2 million for the year ended December 31, 2022.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
Raw material	$4,324	$4,582
Work in process	555	175
Finished goods	21,894	21,652
Total inventory	$26,773	$26,409

The Company maintained a provision for excess and obsolete inventory of $1.8 million and $1.5 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, excess and obsolete inventory impairment related to finished goods is $1.3 million and $0.5 million is related to raw materials. As of December 31, 2022, excess and obsolete inventory impairment related to finished goods is $1.3 million and $0.2 million is related to raw materials. The impairment of excess and obsolete inventories is recorded within cost of revenue in the consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The following tables summarize the Company’s goodwill and intangible assets, all of which are related to the acquisitions of Teton Simulation Software in April 2022 and Digital Metal AB in August 2022 (in thousands):

(in thousands)	Goodwill
December 31, 2021	$—
Acquisition of Teton Simulation Software	4,711
Acquisition of Digital Metal	25,770
Foreign currency translation	635
December 31, 2022	$31,116
Foreign currency translation	(1,649)
Goodwill impairment	(29,467)
December 31, 2023	$—

		December 31, 2023			December 31, 2022
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(970)	$15,830	$16,800	$(97)	$16,703
Customer relationships	9 years	560	(83)	477	560	(19)	541
Trade names	1 year	90	(90)	—	90	(27)	63
Foreign currency translation		848	(27)	821	322	(3)	319
Intangible Assets, net		$18,298	$(1,170)	$17,128	$17,772	$(146)	$17,626

The Company recognized the following amortization expense to cost of revenue and operating expense during the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Cost of revenue	$877	$97
Operating expenses	147	49
Total	$1,024	$146

Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which the Company anticipates using the asset. The estimated future amortization expense for amortizable assets to be recognized is as follows as of December 31, 2023 (in thousands):

2024	$1,524
2025	2,071
2026	2,286
2027	2,036
2028	1,655
Thereafter	7,556
Total	$17,128

Note 8. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	December 31, 2023	December 31, 2022
Warranty reserve	886	$620
Compensation, benefits, and expenses	4,213	4,451
Professional services	2,540	3,166
Marketing and advertising	325	279
Teton acquisition holdback liability	—	250
Accrued taxes	252	392
Accrued freight and duties	594	372
Purchase commitment	700	—
Other	330	133
Total accrued expense	$9,840	$9,663

Note 9. Common Stock and Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2023	December 31, 2022
Common stock options outstanding and unvested RSU	26,199,449	22,962,929
Shares available for issuance under the 2021 plan	27,028,491	24,568,036
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	8,505,539	6,559,930
Total shares of authorized common stock reserved for future issuance	71,658,479	64,015,895

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2023, 27,028,491 and 8,505,539 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of their base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employees will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock price on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the year ended December 31, 2023, the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and all outstanding awards became outstanding under the 2021 Plan. No further awards will be granted under the 2013 Plan. Option activity under the 2021 Plan for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	11,922,334	$2.00	6.99
Granted	—	—
Exercised	(510,294)	0.37
Forfeited	(523,589)	2.12
Outstanding at December 31, 2023	10,888,451	$2.07	6.13
Options exercisable at December 31, 2023	9,948,613	$2.06	6.07

The aggregate intrinsic value of stock options outstanding at December 31, 2023 was $27 thousand. As of December 31, 2023, the Company had 10,707,785 shares vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Year Ended December 31,
(in thousands, except weighted average)	2023	2022
Intrinsic value of options exercised	$501	$3,525

In the years ended December 31, 2023 and 2022, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the year ended December 31, 2023, the Company awarded RSUs to newly hired and continuing employees, as well as non-employee directors. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. Awards containing market and/or performance conditions are recognized using the graded vesting method, which is an accelerated expense attribution method. We have not issued any awards with market and/or performance conditions since the Merger. The RSUs that vested during the year ended December 31, 2023 had a fair value of $4.5 million. The following table summarizes the RSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2022	11,040,595	$3.94
Granted	10,958,347	1.15
Vested	(3,965,864)	3.63
Forfeited	(2,722,080)	3.38
Unvested at December 31, 2023	15,310,998	$2.12

Stock-Based Compensation Expense

The Company recorded compensation expense related to options and RSUs of $14.0 million and $16.6 million for the years ended December 31, 2023 and 2022. Total unrecognized stock-based compensation expense for the RSUs outstanding was $27.4 million at December 31, 2023, which is expected to be recognized over a weighted-average period of 2.5 years. Total unrecognized stock-based compensation expense for the options outstanding was $1.0 million at December 31, 2023, which is expected to be recognized over a weighted-average period of 0.8 years.

	Year Ended December 31,
(in thousands)	2023	2022
Stock options	$2,641	$3,493
Restricted stock units	11,398	13,114
Stock-based compensation expense for restricted stock units and options	$14,039	$16,607

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

During the year ended December 31, 2023, the Company recognized de minimis stock-based compensation income related to the Markforged Earnout. The unrecognized compensation expense related to the Markforged Earnout is $0.9 million and recognized over a remaining period of no more than 1.25 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares was recognized in the following captions within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2023	2022
Cost of revenue	$259	$354
Sales and marketing	1,851	2,158
Research and development	4,649	4,584
General and administrative	7,228	11,113
Total stock-based compensation expense	$13,987	$18,209

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

There are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, in which case the Markforged Earnout Shares are accounted for as equity classified stock compensation, or with respect to Legacy Markforged common stock, in which case the Markforged Earnout Shares are accounted for as a liability classified instrument in accordance with Accounting Standards Codification Topic 815-40. Markforged Earnout Shares issuable with respect to an unvested Legacy Markforged equity award are issued in the form of Earnout RSUs and are subject to forfeiture if the holder does not complete the required service period. Forfeited Markforged Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis and are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of December 31, 2023:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,320,502	6,100,415
Stock compensation	679,498	566,252
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of December 31, 2023 is $0.10 per share issuable upon Triggering Event I and $0.07 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation to model a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	December 31,	December 31,
	2023	2022
Current stock price	$0.82	$1.16
Expected volatility	85.00%	65.00%
Risk-free interest rate	4.07%	4.12%
Dividend rate	—%	—%
Expected term (years)	2.54	3.54

Neither of the Earnout Triggering Events have occurred as of December 31, 2023 and therefore none were distributed.

Note 12. Stock Warrants

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $0.2 million and $0.6 million as of December 31, 2023 and 2022, respectively. The Company recorded gains of $0.5 and $2.0 million for the years ended December 31, 2023 and 2022, which is included in change in fair value of derivative liabilities on the consolidated statements of operations.

The Company benchmarks the change in fair value of the Private Placement Warrants against the market price of the publicly traded warrants at each quarter end, the closing price of which was $0.06/warrant as of December 31, 2023. The Private Placement Warrants were valued using the following assumptions under the Binomial Lattice Model as of December 31, 2022:

December 31, 2022
Market price of public stock	$1.16
Exercise price	$11.50
Expected term (years)	3.54
Volatility	177.0%
Risk-free interest rate	4.12%
Dividend rate	—%

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The components of the Company’s profit (loss) before income taxes are as follows:

	Year Ended
	December 31,
(in thousands)	2023	2022
Profit (loss) before income taxes:
Domestic	(75,028)	$(24,673)
Foreign	(29,125)	(1,133)
Total	$(104,153)	$(25,806)

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Current Provision
Federal	$—	$—
State	—	3
Foreign	83	69
Total current expense (benefit)	$83	72
Deferred Provision
Federal	—	(136)
State	—	(52)
Foreign	(669)	(302)
Total deferred expense (benefit)	(669)	(490)
Total income tax expense (benefit)	$(586)	$(418)

The income tax expense (benefit) primarily relates to acquired deferred tax liabilities serving as a source of income to support recognition of certain existing deferred tax assets as well as the benefit related to certain foreign losses.

The overall effective tax rate differs from the statutory US federal tax rate as follows:

	Year Ended December 31,
	% of Pretax Profit (Loss)
	2023	2022
Statutory US federal tax rate	21.00%	21.00%
State income taxes, net of federal benefit	4.04	5.88
Stock-based compensation	(2.19)	(8.24)
Nondeductible expenses	(0.15)	—
Goodwill impairment	(6.06)	—
Fair market value change in warrants and earn out liabilities	—	47.85
Transaction costs	—	(1.26)
Officer's compensation	(0.13)	(0.69)
Research and development credits	2.56	32.93
Valuation allowance	(18.11)	(91.07)
Change in statutory tax rate	(0.04)	(1.05)
Other	(0.36)	(3.80)
Effective tax rate	0.56%	1.55%

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Lease liability	$10,493	$11,220
Capitalized research and development costs	14,596	9,453
Stock compensation	2,175	2,296
Reserves	689	824
Deferred revenue	1,298	778
Accrued expenses	564	509
Amortization	—	200
Inventory reserves	670	—
Net operating losses	42,646	33,690
Research and development credits	15,465	12,260
Other credits	407	254
Gross deferred tax assets	$89,003	$71,484
Less: Valuation allowance	(78,576)	(59,514)
Deferred tax liabilities
Right-of-use assets	(8,966)	(10,599)
Deferred expenses	(125)	—
Acquired intangible assets	(3,218)	(3,690)
Depreciation	(203)	(464)
Loss on sale of assets	(20)	—
Net deferred tax assets	$(2,105)	$(2,783)

As of December 31, 2023, the Company had federal net operating loss carryforwards of $15.0 million that are subject to expire at various dates between 2033 and 2037, and net operating losses of $156.6 million, that have no expiration date and can be carried forward indefinitely but are limited in their usage to 80% of annual taxable income. As of December 31, 2023, the Company had state tax net operating loss carryforwards of $89.9 million, that are subject to expire at various dates between 2026 and 2042. At December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $11.0 million and $5.6 million, which begin to expire in 2033 and 2038, respectively.

As of December 31, 2023, the Company had foreign net operating loss carryforwards of $6.1 million, which have an unlimited carryforward period and do not expire.

The federal and state net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2023, the Company has not completed a 382 study to assess whether a change of ownership has occurred since its formation.

Uncertain tax positions represent tax positions for which income tax reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Reserves for uncertain tax positions as of December 31, 2023 are not material and would not impact the effective tax rate if recognized due to the valuation allowance maintained against the Company’s net deferred tax assets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. There are currently no pending income tax examinations. The Company is open to federal tax examination under statute from 2020 to present. The Company is open to tax examination in other jurisdictions from 2017 to present. Carryforward attributes from prior years may still be adjusted upon examination by federal, state and/or foreign tax authorities to the extent utilized in an open tax year or in future periods.

As of December 31, 2023, the Company has not provided for deferred income taxes on unremitted earnings of its foreign subsidiaries since these earnings are indefinitely reinvested. Upon distribution of such earnings in the form of dividends or otherwise, the Company could be subject to taxes. The Company’s foreign unremitted earnings are not material and, as such, any taxes attributable to such unremitted earnings would not be material.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating losses and research and development credits. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $78.6 million has been established at December 31, 2023.

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	Year Ended December 31,
(in thousands)	2023	2022
Balance at beginning of year	$59,514	$36,009
Additions charged to expense	19,062	23,505
Balance at end of year	$78,576	$59,514

Note 14. Leases

Rent expense under the Company’s operating lease agreements was $7.9 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively. There were no financing, variable, or short term leases during the years ended December 31, 2023 and 2022. The Company recorded a non-cash, pre-tax impairment of $4.0 million related to the operating lease right-of-use (“ROU”) asset recorded for 480 Pleasant Street in the second quarter of 2023. See Note 2 for additional information on the impairment.

Future minimum lease payments under our operating leases are as follows as of December 31, 2023:

(in thousands)	Amount
2024	$6,877
2025	7,652
2026	7,777
2027	7,958
2028	7,385
After 2029	16,441
Total future lease payments	$54,090
Less: interest	(10,951)
Present value of lease liabilities	$43,139

	Year Ended December 31, 2023	Year Ended December 31, 2022
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	7,865	5,849

	December 31, 2023	December 31, 2022
Other lease information
Weighted-average remaining lease term - Operating leases	7.1 years	7.9 years
Weighted-average discount rate - Operating leases	6.4%	6.4%

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

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net loss	$(103,567)	$(25,388)
Net loss attributable to common stockholders - Basic & Diluted	(103,567)	(25,388)
Denominator:
Weighted average shares outstanding - Basic	196,896,011	189,747,367
Add: Weighted average unvested options outstanding	—	—
Add: Dilutive effect of restricted units issued	—	—
Weighted average shares outstanding - Diluted	196,896,011	189,747,367
Net loss per common share:
Basic	$(0.53)	$(0.13)
Diluted	(0.53)	(0.13)

For the years ended December 31, 2023 and 2022, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options, and warrants, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Year Ended December 31,
	2023	2022
Unvested RSUs	13,075,215	11,040,595
Unvested or unexercised option awards	11,113,273	11,922,334
Warrants	8,524,984	8,524,984
Contingently issuable earnout shares	14,666,667	14,666,667
Total	47,380,139	46,154,580

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

The Company currently sells its product in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”) markets. The Company measures revenue based on the physical location of where the customer who is receiving the promised goods or service is located. Disaggregated revenue data for those markets is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Americas	$43,715	$46,638
EMEA	29,744	30,185
APAC	20,325	24,135
Total	$93,784	$100,958

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $38.2 million and $43.8 million for the years ended December 31, 2023 and 2022, respectively. The Company’s long-lived assets are primarily located in the United States, where the Company’s headquarters and primary operations are located. Approximately 17% of our long-lived assets are located in Sweden, where we perform research and development activities related to our binder-jetting technology.