Form 10-Q
period 2024-03-31
Markforged Holding Corp
filed 2024-05-08
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 201,365,126 shares of common stock, $0.0001 par value per share, outstanding.

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

•
the benefits of the Merger, and other acquisitions and our ability to realize such benefits;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2024 and December 31, 2023

(In thousands, except share data and par value amounts) (Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$107,924	$116,854
Accounts receivable, net of allowance for expected credit losses ($271 and $360, respectively)	21,493	24,059
Inventory	23,792	26,773
Prepaid expenses	3,328	2,756
Other current assets	1,733	2,022
Total current assets	158,270	172,464
Property and equipment, net	17,893	17,713
Intangible assets, net	15,924	17,128
Right-of-use assets	35,809	36,884
Other assets	3,734	3,763
Total assets	$231,630	$247,952
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,877	$13,235
Accrued expenses	12,451	9,840
Litigation judgment payable (Note 15)	17,300	—
Deferred revenue	9,609	8,779
Lease liabilities	7,316	7,368
Other current liabilities	1,500	1,526
Total current liabilities	60,053	40,748
Long-term deferred revenue	5,457	6,083
Contingent earnout liability	1,540	1,379
Long-term lease liabilities	34,647	35,771
Other liabilities	2,030	2,361
Total liabilities	103,727	86,342
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2024 and December 31, 2023; 199,399,503 and 198,581,263 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	369,561	366,281
Accumulated deficit	(240,610)	(204,664)
Accumulated other comprehensive (loss) income	(1,067)	(26)
Total stockholders’ equity	127,903	161,610
Total liabilities and stockholders’ equity	$231,630	$247,952

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	20,547	24,090
Cost of revenue	10,414	12,508
Gross profit	10,133	11,582
Operating expenses
Sales and marketing	7,844	10,576
Research and development	9,935	10,380
General and administrative	12,165	12,128
Litigation judgment	17,300	—
Total operating expenses	47,244	33,084
Loss from operations	(37,111)	(21,502)
Change in fair value of derivative liabilities	31	189
Change in fair value of contingent earnout liability	(161)	808
Other expense, net	(135)	(204)
Interest expense	(154)	—
Interest income	1,400	1,691
Loss before income taxes	(36,130)	(19,018)
Income tax (benefit) expense	(184)	1
Net loss	$(35,946)	$(19,019)
Weighted average shares outstanding - basic and diluted	199,290,500	195,369,245
Net loss per share - basic and diluted	$(0.18)	$(0.10)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three months ended March 31, 2024 and 2023

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(35,946)	$(19,019)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale marketable securities, net	—	(50)
Foreign currency translation adjustment	(1,041)	158
Total comprehensive loss	$(36,987)	$(18,911)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
December 31, 2022	194,560,946	$19	$352,564	$(101,097)	$1,068	$252,554
Exercise of common stock options	502,299	—	180	—	—	180
Stock vested under compensation plan less shares withheld to cover taxes	580,375	—	(118)	—	—	(118)
Stock-based compensation expense	—	—	4,144	—	—	4,144
Earnout stock-based compensation expense	—	—	212	—	—	212
Net loss	—	—	—	(19,019)	—	(19,019)
Other comprehensive income	—	—	—	—	108	108
March 31, 2023	195,643,620	$19	$356,982	$(120,116)	$1,176	$238,061

December 31, 2023	198,581,263	$19	$366,281	$(204,664)	$(26)	$161,610
Stock vested under compensation plan less shares withheld to cover taxes	818,240	—	(181)	—	—	(181)
Stock-based compensation expense	—	—	3,498	—	—	3,498
Earnout stock-based compensation expense	—	—	(37)	—	—	(37)
Net loss	—	—	—	(35,946)	—	(35,946)
Other comprehensive income	—	—	—	—	(1,041)	(1,041)
March 31, 2024	199,399,503	$19	$369,561	$(240,610)	$(1,067)	$127,903

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

(In thousands, except share data) (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(35,946)	$(19,019)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	3,099	2,430
Provision for doubtful accounts	161	(523)
Provision for excess and obsolete inventory	260	150
Change in fair value of derivative liabilities	(31)	(189)
Change in fair value of contingent earnout liability	161	(808)
Amortization (accretion) of (discounts) premiums on available-for-sale securities	—	(670)
Stock-based compensation expense	3,461	4,356
Other	(2)	—
Changes in operating assets and liabilities
Accounts receivable	2,339	3,708
Inventory	2,533	(2,998)
Prepaid expenses	(584)	511
Other current assets	272	(28)
Other assets	20	85
Accounts payable and accrued expenses	18,676	(2,117)
Other current liabilities	(22)	—
Deferred revenue	226	788
Other long term liabilities	(185)	—
Other non-current lease liabilities	(1,854)	(1,218)
Net cash provided by (used in) operating activities	(7,416)	(15,542)
Investing Activities:
Purchases of property and equipment	(1,323)	(1,646)
Purchases of available-for-sale securities	—	(18,950)
Proceeds from sales and maturities of marketable securities	—	2,500
Net cash provided by (used in) investing activities	(1,323)	(18,096)
Financing Activities:
Proceeds from exercise of common stock options	—	180
Taxes paid related to net share settlement of equity awards	(181)	(118)
Net cash provided by (used in) provided by financing activities	(181)	62
Effect of exchange rate changes on cash	(10)	8
Net change in cash, cash equivalents, and restricted cash	(8,930)	(33,568)
Cash, cash equivalents, and restricted cash
Beginning of year	118,284	124,242
End of period	$109,354	$90,674

Supplemental disclosures of cash flow information
Cash and cash equivalents	$107,924	$90,674
Restricted cash in other non-current assets	1,430	1,430
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$109,354	$92,104
Non cash investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$280	$899

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

Risks and Uncertainties

We continue to monitor, analyze, and respond to evolving developments regarding supply chain disruptions and the economic downturn. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company including certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, and intangible assets, were assessed and had no material impact as of and for the three months ended March 31, 2024. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

Reporting Currency

The Company’s reporting currency is the U.S. Dollar, while the functional currencies of its foreign subsidiaries are the currencies of the primary economic environment in which each of them operate.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include allowance for doubtful accounts, reserve for excess and obsolete inventory, fair value of contingent earnout liability, fair value of earnout share awards, fair value of the private placement warrant liability, assumptions in revenue recognition, and valuation of intangibles and goodwill. The Company evaluates its estimates based on historical experience, current conditions, and various other assumptions that it believes are reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments including money market funds, treasury securities, and commercial paper with original maturities of 90 days or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash as of March 31, 2024 and December 31, 2023 of $1.4 million relates to deposits to secure letters of credit. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets.

Short-term Investments

The Company has invested its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate bonds and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Investments in marketable securities are recorded at fair value, and unrealized gains and losses are reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Realized gains and losses and declines in the value of securities attributable to actual or expected losses are included in other income (expense), net in the consolidated statements of operations. All investments in marketable securities mature within one year.

The Company did not hold any short term investments as of March 31, 2024 or December 31, 2023. Cash equivalents are invested in the following:

	March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$104,622	$—	$—	$104,622
Total cash equivalents	$104,622	$—	$—	$104,622

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$110,775	$—	$—	$110,775
Total cash equivalents	$110,775	—	—	$110,775

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

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$360	$1,559
Provision adjustment	161	(523)
Write – offs	(250)	(250)
Balance at end of period	$271	$786

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$104,622	—	—	$104,622
Total cash and cash equivalents	$104,622	$—	$—	$104,622
Total assets	$104,622	$—	$—	$104,622
Liabilities:
Contingent earnout liability	$—	$—	$1,540	$1,540
Private placement warrant liability	—	—	158	158
Teton acquisition contingent earnout liability	—	—	1,500	1,500
Total liabilities	$—	$—	$3,198	$3,198

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$110,775	—	—	$110,775
Total cash and cash equivalents	$110,775	$—	$—	$110,775
Total assets	$110,775	$—	$—	$110,775
Liabilities:
Contingent earnout liability	$—	$—	$1,379	$1,379
Private placement warrant liability	—	—	189	189
Teton acquisition contingent earnout liability	—	—	1,500	1,500
Total liabilities	$—	$—	$3,068	$3,068

The Company remeasures its Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Binomial Lattice Model. The valuation of the earnout shares is based on a Monte Carlo simulation. The significant assumptions used in preparing the above models are disclosed in Note 12 Stock Warrants and Note 11 Earnout. The Teton Software Simulation ("Teton") contingent earnout is related to development and business milestone metrics estimated using a scenario-based approach discussed in Note 2, Contingent Earnout Liability. The Teton development milestone was met and settled in 2022. The Teton business milestone was met as of March 31, 2024 and will be settled in the second quarter of 2024. There were no transfers between levels during the periods presented.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total
Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678
Change in fair value	(808)	(189)	—	(997)
Fair Value as of March 31, 2023	$1,607	$472	$602	$2,681

Fair Value as of December 31, 2023	$1,379	$189	$1,500	$3,068
Change in fair value	161	(31)	—	130
Fair Value as of March 31, 2024	$1,540	$158	$1,500	$3,198

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral from customers for amounts owed. As of March 31, 2024 and December 31,

2023 no one customer represented greater than 10% of the accounts receivable balance. No one customer represented 10% of total revenue for the three months ended March 31, 2024 and 2023. Historically, the Company has not experienced any significant credit loss related to any individual customer.

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

The Company determined the litigation judgment discussed in Note 15 is a triggering event. The undiscounted cash flows of the asset groups were determined to exceed carrying value, as such there was not any impairment to long-lived assets as of March 31, 2024.

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $0.5 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively.

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

Warranty reserves are included within accrued expenses on the condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$886	$620
Additions to warranty reserve	398	173
Claims fulfilled	(285)	(309)
Balance at end of period	$999	$484

Warranty reserve is recorded through cost of revenue in the condensed consolidated statements of operations.

Segment Information

The Company determines its chief operating decision maker (“CODM”) based on the person responsible for making resource allocation decisions. Our operating segment is the component of the business for which the CODM regularly reviews discrete financial information.

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three months ended March 31, 2024 and 2023, no Public Warrants or Private Placement

Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Teton Software Simulation Contingent Earnout

Contingent consideration represents potential future payments that the Company may be required to pay in the event negotiated milestones are met in connection with a business acquisition. Contingent consideration is recorded as a liability at the date of acquisition at fair value. The fair value of contingent consideration related to the development milestone and business milestone metrics is estimated using a scenario-based approach, which is a special case of the income approach that uses several possible future scenarios. Under this approach, the value of the milestone payment is calculated as the probability-weighted payment across all scenarios. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of the milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The development milestone related to product technical milestones was achieved and settled in 2022. The business related contingent consideration, which is based on stated sales or usage metrics, was determined to be highly probable as of December 31, 2023 and determined to be met as of March 31, 2024.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases during the three months ended March 31, 2024 and 2023.

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

A portion of the acquisition consideration is contingent on achievement by Teton of certain business and development milestones, with a fair value of $1.6 million as of the date of acquisition. The Company will pay up to $1.5 million of business related contingent consideration based on stated sales or usage metrics, which had a fair value of $0.6 million as of the date of acquisition. The fair value of this milestone was determined to be $1.5 million as of December 31, 2023 and the milestone was determined to have been met as of March 31, 2024. The development earnout related to product technical milestones, which had a fair value of $1.0 million as of the date of acquisition. This milestone was met and $0.75 million of cash and 312,489 shares were disbursed in 2022. Of the acquisition date cash and equity consideration indicated below, $0.25 million of the cash consideration and $0.25 million of the equity consideration was “held-back” and settled in the second quarter of 2023.

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

Note 4. Revenue

Contract Balances

For the three months ended March 31, 2024, the Company recognized $2.6 million from the deferred revenue account balances as of December 31, 2023. For the three months ended March 31, 2023, the Company recognized $2.3 million the deferred revenue account balance as of December 31, 2022.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $8.2 million expected to be recognized in the remainder of 2024, $4.4 million expected to be recognized in 2025, $1.9 million expected to be recognized in 2026, and $0.6 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended March 31,
(in thousands)	2024	2023
Hardware	$11,274	$15,195
Consumables	6,404	6,455
Services	2,869	2,440
Total Revenue	$20,547	$24,090

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Machinery and equipment	$12,084	$11,249
Leasehold improvements	12,478	12,613
Computer equipment	3,490	3,481
Furniture and fixtures	447	438
Computer software	260	242
Construction in process	355	523
Property and equipment, gross	29,114	28,546
Less: Accumulated depreciation	(11,221)	(10,833)
Property and equipment, net	$17,893	$17,713

Depreciation expense for property and equipment was $1.0 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw material	$3,571	$4,324
Work in process	536	555
Finished goods	19,685	21,894
Total inventory	$23,792	$26,773

The Company maintained reserves for obsolete and excess inventory of $2.1 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, obsolete and excess inventory related to finished goods is $1.5 million and $0.6 million is related to raw materials. As of December 31, 2023, the obsolete and excess inventory reserve related to finished goods is $1.3 million and $0.5 million is related to raw materials. The reserve for obsolete and excess inventories is recorded within cost of revenue in the condensed consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The following tables summarizes the Company’s intangible assets, all of which are related to the acquisitions of Teton Simulation Software in April 2022 and Digital Metal AB in August 2022 (in thousands):

The Company recorded a full goodwill impairment charge of $29.5 million in the condensed consolidated statements of operations during the three months ended September 30, 2023. This impairment was driven by the decline in the Company’s actual and forecasted operating results, as well as a decline in market capitalization.

		March 31, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(1,324)	$15,476	$16,800	$(970)	$15,830
Customer relationships	9 years	560	(99)	461	560	(83)	477
Trade names	1 year	90	(90)	—	90	(90)	—
Foreign currency translation		(14)	1	(13)	848	(27)	821
Intangible Assets, net		$17,436	$(1,512)	$15,924	$18,298	$(1,170)	$17,128

The Company recognized the following amortization expense to cost of revenue and operating expense during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$357	$228
Operating expenses	21	49
Total	$378	$277

Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which we anticipate continued use of the asset. The estimated future amortization expense for amortizable assets to be recognized is as follows as of March 31, 2024 (in thousands):

2024	$1,103
2025	1,989
2026	2,184
2027	1,938
2028	1,571
Thereafter	7,139
Total	$15,924

Note 8. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	March 31, 2024	December 31, 2023
Warranty reserve	999	$886
Compensation, benefits, and expenses	5,402	4,213
Professional services	4,239	2,540
Marketing and advertising	64	325
Accrued taxes	279	252
Accrued freight and duties	694	594
Purchase commitment	314	700
Other	460	330
Total accrued expense	$12,451	$9,840

Note 9. Common Stock and Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	March 31, 2024	December 31, 2023
Common stock options outstanding and unvested RSU	24,474,480	26,199,449
Shares available for issuance under the 2021 plan	37,858,686	27,028,491
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSU	1,400,000	1,400,000
Employee stock purchase plan	10,491,352	8,505,539
Total shares of authorized common stock reserved for future issuance	82,749,518	71,658,479

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of March 31, 2024, 37,858,686 and 10,491,352 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the three months ended March 31, 2024 and 2023 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending March 31, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2023	10,888,451	$2.07	6.13
Granted	—	—
Exercised	—	—
Forfeited	(131,876)	1.81
Outstanding at March 31, 2024	10,756,575	$2.07	5.89
Options exercisable at March 31, 2024	10,117,051	$2.07	5.84

The aggregate intrinsic value of stock options outstanding at March 31, 2024 was $23.9 thousand. As of March 31, 2024, the Company had 10,582,029 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Three Months Ended March 31,
(in thousands, except weighted average)	2024	2023
Intrinsic value of options exercised	—	493

In the three months ended March 31, 2024 and 2023, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the three months ended March 31, 2024, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2023	15,310,998	$2.12
Granted	99,800	0.66
Vested	(989,304)	2.72
Forfeited	(703,589)	1.92
Unvested at March 31, 2024	13,717,905	$2.08

Stock-Based Compensation Expense

Total unrecognized stock-based compensation expense for the RSUs outstanding was $23.2 million at March 31, 2024, which is expected to be recognized over a weighted-average period of 2.3 years. Total unrecognized stock-based compensation expense for the options outstanding was $0.7 million at March 31, 2024, which is expected to be recognized over a weighted-average period of 0.6 years.

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options	$299	$738
Restricted stock units	3,199	3,406
Stock-based compensation expense for restricted stock units and options	$3,498	$4,144

During the three months ended March 31, 2024, the Company recognized de minimis stock-based compensation expense related to the Markforged Earnout. The Company recognized income in the current year due to the netting of the reversal of the impact of grading vesting for key employee departures against the current period expense. The unrecognized compensation expense related to the Markforged Earnout is $0.7 million and will be recognized over a remaining period of no more than 1.25 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$49	$73
Sales and marketing	405	475
Research and development	1,100	1,147
General and administrative	1,907	2,661
Total stock-based compensation expense	$3,461	$4,356

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

As discussed in Note 2, Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of March 31, 2024:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,325,304	6,104,419
Stock compensation	674,696	562,248
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of March 31, 2024 is $0.11 per share issuable upon Triggering Event I and $0.08 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	March 31,	December 31,
	2024	2023
Current stock price	$0.84	$0.82
Expected volatility	90.00%	85.00%
Risk-free interest rate	4.49%	4.07%
Dividend rate	—%	—%
Expected term (years)	2.29	2.54

Neither of the Earnout Triggering Events have occurred as of March 31, 2024 and therefore no earnout shares were distributed.

Note 12. Stock Warrants

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $0.2 million as of March 31, 2024. The Company recorded a de minimis gain and $0.2 million gain for the three months ended March 31, 2024 and 2023, respectively. The changes in fair value are included in change in fair value of derivative liabilities on the condensed consolidated statements of operations.

The Company benchmarks the change in fair value of the Private Placement Warrants against the market price of the publicly traded warrants at each quarter end, the closing price of which was $0.05/warrant as of March 31, 2024 and $0.15/warrant as of March 31, 2023.

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a tax benefit of $0.2 million during the three months ended March 31, 2024 and a de minimis tax expense in the three months ended March 31, 2023.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2024 and December 31, 2023, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2023.

Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2023. There is no material adjustment to the valuation allowance at March 31, 2024.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA became effective on January 1, 2023. We do not expect the IRA will have a material impact on our income tax expense.

Note 14. Leases

Rent expense under the Company’s operating lease agreements was $1.7 million and $1.6 million for the three months ended March 31, 2024 and 2023. There were not any financing, variable, or short term leases during the three months ended March 31, 2024 and 2023. The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. Future minimum lease payments under these agreements are as follows as of March 31, 2024:

(in thousands)	Amount
2024	$5,019
2025	7,649
2026	7,777
2027	7,958
2028	7,385
After 2029	16,441
Total future lease payments	$52,229
Less: interest	(10,266)
Present value of lease liabilities	$41,963

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	1,854	1,218

	March 31, 2024	March 31, 2023
Other lease information
Weighted-average remaining lease term - Operating leases	6.8 years	7.7 years
Weighted-average discount rate - Operating leases	6.4%	6.4%

Note 15. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that address accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred.

In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based out of Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. On April 11, 2024, the jury returned a verdict against the Company in the amount of $17.3 million. The jury found one of the two patent claims Continuous Composites asserted at trial against the Company to be invalid and not infringed. However, the jury found that the Company had infringed the other patent claim and awarded monetary damages. The Company disagrees with this verdict and intends to seek to overturn the verdict in post-trial motions with the District Court. The Company is exploring all available options, including seeking to overturn the verdict and any resulting judgment through the appeals process.

As of March 31, 2024, the Continuous Composites verdict is accrued within the litigation judgment caption on the condensed consolidated statement of operations, and litigation judgment payable caption on the condensed consolidated balance sheet. While the Company cannot predict what additional action Continuous Composites may take, Continuous Composites has stated it may seek future royalty payments for sales after December 31, 2023. Any further legal actions could materially impact the Company’s business, financial condition, results of operations and cash flows. At this time, we cannot estimate a range of loss for any additional costs related to Continuous Composite royalties that exceed the current estimated liability.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Numerator:
Net loss	$(35,946)	$(19,019)
Net loss attributable to common stockholders - Basic & Diluted	(35,946)	(19,019)
Denominator:
Weighted average shares outstanding - Basic	199,290,500	195,369,245
Add: Weighted average unvested options outstanding	—	—
Add: Dilutive effect of restricted units issued	—	—
Weighted average shares outstanding - Diluted	199,290,500	195,369,245
Net loss per common share:
Basic	$(0.18)	$(0.10)
Diluted	(0.18)	(0.10)

For the three months ended March 31, 2024 and 2023, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options and warrants, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three Months Ended March 31,
	2024	2023
Unvested RSUs	13,717,905	10,393,221
Unvested or unexercised option awards	10,756,575	11,246,810
Warrants	8,524,984	8,524,984
Contingently issuable earnout shares	14,666,667	14,666,667
Total	47,666,131	44,831,682

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

	Three Months Ended March 31,
(in thousands)	2024	2023
Americas	$10,095	$10,458
EMEA	6,335	8,492
APAC	4,117	5,140
Total	$20,547	$24,090

The Company’s long-lived assets, inclusive of right-of-use assets, are substantially located in the United States, where the Company’s primary operations are located.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references in this section to “Markforged,” “Company,” “we,” “us,” “our” and other similar terms refer to Markforged Holding Corporation and its subsidiaries after giving effect to the Merger. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $20.5 million and $24.1 million for the three months ended March 31, 2024 and 2023, respectively, and incurred net losses of $35.9 million and $19.0 million, respectively, for those same periods. Net loss for the three months ended March 31, 2024 is inclusive of a $17.3 million accrual related to the Continuous Composites verdict. As of March 31, 2024, we had an accumulated deficit of $240.6 million and cash and cash equivalents of $107.9 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

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

Recent Developments

Impact of Macroeconomic Trends

Recent negative macroeconomic factors, such as inflation, high interest rates, and limited credit availability have and could further cause economic uncertainty and volatility, which could harm our business. For more information on operations and risks related to macroeconomic disruptions, please see the section of this Quarterly Report on Form 10-Q titled “Risk Factors — Risks Related to Our Business and Industry”.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (referred to as success plans), software, and additive manufacturing training and education (which we also refer to as “Subscription Plans,” which we have sold as one package since the beginning of the second quarter of 2023). Our service revenue is generally realized over a period of one to three years. Recurring revenue was 45% and 37% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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

In July 2021, Continuous Composites filed a patent-infringement case against us in the United States District Court for the District of Delaware. On April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. The jury found one of the two patent claims Continuous Composites asserted at trial against us to be invalid and no infringement was found. However, the jury found that we had infringed the other patent claim and awarded monetary damages. While we cannot predict what additional action Continuous Composites may take, it is possible that they may seek additional relief through post-trial motions for royalty payments on future revenue, which could materially impact our business and operations. We disagree with this verdict and intend to seek to overturn the verdict in post-trial motions with the District Court. We are exploring all available options, including seeking to overturn the verdict and any resulting judgment through the appeals process.

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

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of March 31, 2024 and December 31, 2023, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented.

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$20,547	$24,090	(3,543)	(15)%
Cost of revenue	10,414	12,508	(2,094)	(17)%
Gross profit	10,133	11,582	(1,449)	(13)%
Operating expenses
Sales and marketing	7,844	10,576	(2,732)	(26)%
Research and development	9,935	10,380	(445)	(4)%
General and administrative	12,165	12,128	37	0%
Litigation judgment	17,300	—	17,300	100%
Total operating expense	47,244	33,084	14,160
Loss from operations	(37,111)	(21,502)	(15,609)
Change in fair value of warrant liabilities	31	189	(158)	(84)%
Change in fair value of contingent earnout liability	(161)	808	(969)	(120)%
Other expense, net	(135)	(204)	69	(34)%
Interest expense	(154)	—	(154)	(100)%
Interest income	1,400	1,691	(291)	(17)%
Loss before income taxes	(36,130)	(19,018)	(17,112)
Income tax (benefit) expense	(184)	1	(185)	NM
Net loss	$(35,946)	$(19,019)	$(16,927)

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

The following table sets forth the changes in the components of gross margin for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$20,547	$24,090	$(3,543)	(15)%
Cost of revenue	10,414	12,508	(2,094)	(17)%
Gross profit	10,133	11,582	(1,449)	(13)%
Gross margin	49%	48%	—	1%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Hardware	$11,274	$15,195	$(3,921)	(26)%
Consumables	6,404	6,455	(51)	(1)%
Services	2,869	2,440	429	18%
Total Revenue	$20,547	$24,090	$(3,543)	(15)%

Consolidated revenue for the three months ended March 31, 2024 was $20.5 million compared with revenue of $24.1 million for the three months ended March 31, 2023, representing a decrease of 15%, as system revenue continues to be impacted by a challenging macroeconomic environment.

Hardware revenue decreased 26% during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as system revenue continues to be impacted by a challenging macroeconomic environment. Services revenue increased approximately 18% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in services revenue was driven by the recurring nature of our services business and the launch of our subscription offering on April 1, 2023.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended March 31, 2024 was $10.4 million compared with cost of revenue of $12.5 million for the three months ended March 31, 2023 representing a decrease of 17%. Gross profit decreased $1.4 million, from $11.6 million for the three months ended March 31, 2023 to $10.1 million for the three months ended March 31, 2024. Gross profit margin for the three months ended March 31, 2024 was 49% while the gross profit margin for the three months ended March 31, 2023 was 48%. The increase in consolidated gross margin is primarily due to continued operational efficiencies and a shift in our product mix.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024		2023		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$7,844	38%	$10,576	44%	$(2,732)	(26)%
Research and development	9,935	48%	10,380	43%	(445)	(4)%
General and administrative	12,165	59%	12,128	50%	37	0%
Litigation judgment	17,300	84%	—	0%	17,300	100%
Total operating expenses	$47,244	230%	$33,084	137%	$14,160	43%

Sales and marketing expense decreased by 26%, or $2.7 million, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Headcount and contractor related costs decreased by $1.3 million primarily due to the restructuring in the fourth quarter of 2023. Events and travel costs decreased $0.7 million due to strategic cost management efforts.

Research and development expenses decreased by 4%, or $0.4 million, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in research and development expense is primarily due to a decrease in headcount related expense of $0.3 million due to the restructuring in the fourth quarter of 2023.

General and administrative expenses remained consistent for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Notable changes period over period include increases to legal fees of $0.5 million and rent expense of $0.2 million. These increases were offset by a decrease in headcount and contractor related costs of $0.7 million primarily due to the restructuring in the fourth quarter of 2023.

As of March 31, 2024, we accrued $17.3 million to account for the verdict against us in the Continuous Composites case discussed further in Note 15 to our unaudited condensed consolidated financial statements.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Change in fair value of derivative liabilities	$31	$189	$(158)	(84)%
Change in fair value of contingent earnout liability	(161)	808	(969)	(120)%
Other expense, net	(135)	(204)	69	(34)%
Interest expense	(154)	—	(154)	(100)%
Interest income	1,400	1,691	(291)	(17)%

The change in the fair value of the derivative and contingent earnout liability in the three month period ended March 31, 2024 compared to March 31, 2023 was primarily driven by the change in the price of our warrants and common stock, respectively, during each period.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a $0.2 million benefit and de minimis expense for income taxes for the three months ended March 31, 2024 and 2023, respectively.

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

Non-GAAP Net Profit (Loss)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net loss	$(35,946)	$(19,019)
Stock compensation expense	3,461	4,356
Change in fair value of derivative liabilities	(31)	(189)
Change in fair value of contingent earnout liability	161	(808)
Amortization	378	277
Litigation judgment	17,300	—
Non-recurring costs[1]	2,446	2,081
Non-GAAP net loss	$(12,231)	$(13,302)

1Non-recurring costs incurred during the three months ended March 31, 2024 and 2023 relate to litigation expense.

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents of $107.9 million as of March 31, 2024. We incurred net losses of $35.9 million and $19.0 million for the three months ended March 31, 2024 and 2023, respectively.

Currently we generate negative operating cash flows as we pursue further business growth. We believe our cash and cash equivalents, and short term investments of $107.9 million as of March 31, 2024 is more than sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of The Digital Forge platform, and the outcome of litigation. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash flows

For the three months ended March 31, 2024 and 2023

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Net cash used in operating activities	$(7,416)	$(15,542)	$8,126	52%
Net cash provided by (used in) investing activities	(1,323)	(18,096)	16,773	93%
Net cash provided by (used in) financing activities	(181)	62	(243)	(392)%
Effect of exchange rate changes on cash	(10)	8	(18)	(225)%
Net change in cash and cash equivalents	$(8,930)	$(33,568)	$24,638	73%

Cash flow from operations

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $7.4 million and $15.5 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Operating cash flows before changes in working capital	$(28,837)	$(14,273)
Changes in working capital	21,421	(1,269)

Net cash used in operating activities decreased by $8.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in operating cash flow changes is a direct result of the tightening of working capital controls.

Cash flow from investing activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $1.3 million and $18.1 million, respectively. During the first quarter of 2023 we had short-term investment maturities which resulted in net proceeds from investments of $16.5 million.

Cash flow from financing activities

Net cash provided by (used in) financing activities decreased $0.2 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change in financing activities was driven by no options being exercised in 2024, and thus no proceeds were received, compared to $0.2 million of proceeds from option exercises during the three months ended March 31, 2023.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated and condensed financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements included within our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2024, we had $107.9 million of cash and cash equivalents.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in internal control over financial reporting described below.

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

Remediation of Material Weaknesses

Management has been actively engaged in remediation efforts to address the material weaknesses during 2021 through 2023 and these efforts have continued into fiscal year 2024. Our remediation efforts include the following measures:

We have hired additional accounting and IT personnel to bolster our reporting, technical accounting and IT capabilities. Additionally, we continue to design and implement controls to formalize roles and review responsibilities to align with our team’s skills and experience and we continue to design and implement controls over segregation of duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these legal matters will have a material adverse effect on our results of operation or financial condition, other than as discussed below regarding the matter involving Continuous Composites Inc. (“Continuous Composites”), which we previously disclosed. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

In July 2021, Continuous Composites filed a patent-infringement case against us in the United States District Court of Delaware. On April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. The jury found one of the two patent claims Continuous Composites asserted at trial against us to be invalid and no infringement was found. However, the jury found that we had infringed the other patent claim and awarded monetary damages. While we cannot predict what additional action Continuous Composites may take, it is possible that they may seek additional relief through post-trial motions for royalty payments on future revenue, which could materially impact our business and operations. We disagree with this verdict and intend to seek to overturn the verdict in post-trial motions with the District Court. We are exploring all available options, including seeking to overturn the verdict and any resulting judgment through the appeals process.

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

We had a history of operating losses since inception in 2013 through 2023 and funded our cash flow deficits primarily through the issuance of capital stock. As of March 31, 2024, we had an accumulated deficit of $240.6 million, including current year net loss of $35.9 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.

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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. As of March 31, 2024 no one customer represented greater than 10% of the accounts receivable balance. In the event that this customer or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

As a result of supply chain disruptions and the rise of inflation, we have experienced increasing costs and supply shortages. For example, we recently experienced longer lead times and capacity constraints in connection with the raw resources required to manufacture our printing material and we are also facing increased prices in connection with the procurement of the electronic components and custom metal fabricated parts for our printers, including our FX20 printer. We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruptions, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.

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

We generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients for a limited period after they cease working for us. On April 23, 2024 the U.S. Federal Trade Commission published a final rule that prohibits post-employment non-compete clauses in agreements between employers and their employees except for existing agreements with senior executives who are paid over a threshold salary amount and are involved in policy decisions for the company. Unless one of the legal challenges to the FTC’s rule-making authority is successful, the rule will become effective 120 days after final publication, and it will thwart our ability to enforce employment-based non-competition agreements except for existing agreement with senior executives. Even if the rule is invalidated by the courts, we may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us.

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

In particular, in July 2021, Continuous Composites filed a patent-infringement case against us in the United States District Court of Delaware. On April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. The jury found one of the two patent claims Continuous Composites asserted at trial against us to be invalid and no infringement was found. However, the jury found that we had infringed the other patent claim and awarded monetary damages. While we cannot predict what additional action Continuous Composites may take, it is possible that they may seek additional relief through post-trial motions for royalty payments on future revenue, which could materially impact our business and operations. As discussed elsewhere in this Quarterly Report on Form 10-Q, we disagree with this verdict and intend to seek to overturn the verdict in post-trial motions with the District Court and are exploring all available options, including seeking to overturn the verdict and any resulting judgment through the appeals process, but cannot predict the outcome of any such efforts.

In order to protect our intellectual property rights in the Continuous Composites litigation described above, or in any other similar claims in the future, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation, regardless of merit, can be costly, time consuming, and distracting to management and key technical personnel, and can result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license or pay royalties on additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

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

We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In light of the conflicts between Russia and Ukraine, we are also prohibited from engaging in transactions involving persons and entities located or headquartered in the so-called Donetsk and Luhansk People’s Republics (DNR and LNR). In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. For instance, recent amendments to the U.S. Export Administration Regulations (“EAR”) increased restrictions on exports to certain “military end-users” and for “military end-uses” by certain persons in Belarus, Burma, Cambodia, China, Iraq, Nicaragua, Russia, or Venezuela, which requires us to perform due diligence on customers and end-users in those countries for potential military connections.

We also need to monitor the changes in export-related laws and regulations, such as International Traffic in Arms Regulations (“ITAR”), and their applicability to our products and services. If our products or services become subject to the ITAR, we will be required to implement ITAR compliance policies and procedures and we may also be required to obtain licenses, clearances, or authorizations from various regulatory entities. Even in the absence of changes in the ITAR, some of our products, services, or activities may become subject to the ITAR if, for example, we customize them for certain customers in the defense and aerospace industries or if we receive ITAR-controlled information from customers or other parties. If we are not allowed to export our products or services or to engage in certain controlled activities, or if the clearance process is burdensome, our ability to generate revenue would be adversely affected and our operating costs could increase.

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

To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation, regardless of merit, could be costly, time consuming, and distracting to management and key technical personnel, and could result in the impairment or loss of portions of our intellectual property. In particular, in July 2021, Continuous Composites brought a claim in the United States District Court for the District of Delaware against us regarding patent infringement and on April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license or pay royalties on additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

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

On November 17, 2023, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period our common stock have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. A reverse stock split may allow us to meet the minimum bid price requirement, but we cannot assure you that a reverse stock split will be approved by our stockholders or that any reverse stock split, if implemented, will be sufficient to enable us to maintain our NYSE listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our common stock following the reverse stock split will remain unchanged or will increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following the reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors.

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

14,666,667 shares of our common stock may be issued (the “Markforged Earnout Shares”) upon our achievement of certain Earnout Triggering Events (as described in the Merger Agreement and Note 11 to our condensed consolidated financial statements), and additional shares may be issued upon exercise of the outstanding warrants to purchase shares of our common stock. To the extent such additional shares of our common stock are issued, it will result in dilution to the holders of our common stock and an increase to the number of shares eligible for resale in the public market. Sales, or the potential for sales, of substantial numbers of such shares in the public market could increase the volatility of and/or adversely affect the market price of our common stock.

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

Item 5. Other Information.

(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

3.2	Bylaws of Markforged Holding Corporation (incorporated by reference to Exhibit 3.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Documents

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Markforged Holding Corporation

Date: May 8, 2024	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Assaf Zipori
Assaf Zipori
Chief Financial Officer (Principal Financial and Accounting Officer)