Form 10-Q
period 2024-06-30
Markforged Holding Corp
filed 2024-08-08
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 203,248,837 shares of common stock, $0.0001 par value per share, outstanding.

Risk Factors Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Quarterly Report on Form 10-Q are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•
We are, and have been in the recent past, subject to business and intellectual property litigation. In particular, in July 2021, Continuous Composites Inc. (“Continuous Composites”) filed a patent-infringement case against us in the United States District Court of Delaware and on April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. Continuous Composites has also asserted through post-trial motions claims for additional royalty payments for sales of certain products manufactured and/or sold in the United States after December 31, 2023. In the event that these claims are successful and the District Court awards royalties for sales after December 31, 2023, we expect the remedy to be a fixed-fee assessment of royalty payments for each machine sold or manufactured in the United States that includes our carbon fiber reinforcement technology.
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
•
the expected impact of any cost reduction initiative we may undertake and any estimates of our operating expenses and yearly run rate;
•
the impact of the reverse stock split on the trading price of our common stock, the liquidity of our common stock, our ability to attract new investors and raise capital, and our ability to regain compliance with the New York Stock Exchange’s minimum bid price listing requirement; and
•
the outcome of legal or governmental proceedings that have been and may continue to be instituted against us, and the impacts of the outcomes of those legal or governmental proceedings on our business operations, financial condition and results of operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 and December 31, 2023

(In thousands, except share data and par value amounts) (Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$73,390	$116,854
Restricted cash	19,122	—
Accounts receivable, net of allowance for expected credit losses ($438 and $360, respectively)	21,605	24,059
Inventory	22,557	26,773
Prepaid expenses	2,052	2,756
Other current assets	1,940	2,022
Total current assets	140,666	172,464
Property and equipment, net	16,945	17,713
Intangible assets, net	15,596	17,128
Right-of-use assets	34,819	36,884
Other assets	3,768	3,763
Total assets	$211,794	$247,952
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,749	$13,235
Accrued expenses	11,276	9,840
Litigation payable (Note 15)	17,511	—
Deferred revenue	8,997	8,779
Lease liabilities	7,361	7,368
Other current liabilities	—	1,526
Total current liabilities	53,894	40,748
Long-term deferred revenue	5,187	6,083
Contingent earnout liability	245	1,379
Long-term lease liabilities	33,420	35,771
Other liabilities	1,652	2,361
Total liabilities	94,398	86,342
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2024 and December 31, 2023; 202,549,293 and 198,581,263 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	373,397	366,281
Accumulated deficit	(255,008)	(204,664)
Accumulated other comprehensive (loss) income	(1,012)	(26)
Total stockholders’ equity	117,396	161,610
Total liabilities and stockholders’ equity	$211,794	$247,952

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2024 and 2023

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	21,688	25,449	$42,235	$49,539
Cost of revenue	10,810	13,476	21,224	25,984
Gross profit	10,878	11,973	21,011	23,555
Operating expenses
Sales and marketing	8,526	9,666	16,370	20,242
Research and development	9,060	10,286	18,995	20,666
General and administrative	10,334	12,120	22,499	24,248
Litigation judgment	—	—	17,300	—
Total operating expenses	27,920	32,072	75,164	65,156
Loss from operations	(17,042)	(20,099)	(54,153)	(41,601)
Change in fair value of derivative liabilities	95	125	126	314
Change in fair value of contingent earnout liability	1,295	(817)	1,134	(7)
Other expense, net	(84)	(16)	(219)	(222)
Interest expense	(170)	(116)	(324)	(116)
Interest income	1,230	1,577	2,630	3,268
Loss before income taxes	(14,676)	(19,346)	(50,806)	(38,364)
Income tax (benefit) expense	(278)	(358)	(462)	(357)
Net loss	$(14,398)	$(18,988)	$(50,344)	$(38,007)
Weighted average shares outstanding - basic and diluted	201,252,969	196,372,157	200,273,880	195,873,471
Net loss per share - basic and diluted	$(0.07)	$(0.10)	$(0.25)	$(0.19)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three and six months ended June 30, 2024 and 2023

(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(14,398)	$(18,988)	$(50,344)	$(38,007)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale marketable securities, net	—	25	—	(25)
Foreign currency translation adjustment	55	(1,704)	(986)	(1,546)
Total comprehensive loss	$(14,343)	$(20,667)	$(51,330)	$(39,578)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2024 and 2023

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)
December 31, 2022	194,560,946	$19	$352,564	$(101,097)	$1,068	$252,554
Exercise of common stock options	502,299	—	180	—	—	180
Stock vested under compensation plan less shares withheld to cover taxes	580,375	—	(118)	—	—	(118)
Stock-based compensation expense	—	—	4,144	—	—	4,144
Earnout stock-based compensation expense	—	—	212	—	—	212
Net loss	—	—	—	(19,019)	—	(19,019)
Other comprehensive income (loss)	—	—	—	—	108	108
March 31, 2023	195,643,620	$19	$356,982	$(120,116)	$1,176	$238,061
Exercise of common stock options	952	—	1	—	—	1
Stock vested under compensation plan less shares withheld to cover taxes	1,236,392	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	1,938	—	—	1,938
Earnout stock-based compensation expense	—	—	(248)	—	—	(248)
Net loss	—	—	—	(18,988)	—	(18,988)
Other comprehensive income (loss)	—	—	—	—	(1,679)	(1,679)
June 30, 2023	196,880,964	$19	$358,645	$(139,104)	$(503)	$219,057

December 31, 2023	198,581,263	$19	$366,281	$(204,664)	$(26)	$161,610
Exercise of common stock options	—	—	—	—	—	—
Stock vested under compensation plan less shares withheld to cover taxes	818,240	—	(181)	—	—	(181)
Stock-based compensation expense	—	—	3,498	—	—	3,498
Earnout stock-based compensation expense	—	—	(37)	—	—	(37)
Net loss	—	—	—	(35,946)	—	(35,946)
Other comprehensive income (loss)	—	—	—	—	(1,041)	(1,041)
March 31, 2024	199,399,503	$19	$369,561	$(240,610)	$(1,067)	$127,903
Exercise of common stock options	—	—	—	—	—	—
Stock vested under compensation plan less shares withheld to cover taxes	2,063,654	—	(159)	—	—	(159)
Stock-based compensation expense	—	—	3,247	—	—	3,247
Earnout stock-based compensation expense	—	—	(2)	—	—	(2)
Issuance of Common Stock in connection with acquisition earnout achievement	1,086,136	—	750	—	—	750
Net loss	—	—	—	(14,398)	—	(14,398)
Other comprehensive income (loss)	—	—	—	—	55	55
June 30, 2024	202,549,293	$19	$373,397	$(255,008)	$(1,012)	$117,396

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2024 and 2023

(In thousands) (Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(50,344)	$(38,007)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	6,244	6,677
Provision for doubtful accounts	328	(866)
Provision for excess and obsolete inventory	718	140
Change in fair value of derivative liabilities	(126)	(314)
Change in fair value of contingent earnout liability	(1,134)	7
Amortization (accretion) of (discounts) premiums on available-for-sale securities	—	(1,304)
Stock-based compensation expense	6,706	6,046
Long-lived asset impairment	—	4,015
Other	6	—
Changes in operating assets and liabilities
Accounts receivable	2,051	3,017
Inventory	3,312	(3,429)
Prepaid expenses	688	1,862
Other current assets	69	35
Other assets	(7)	(212)
Accounts payable and accrued expenses	14,585	(4,235)
Other current liabilities	(190)	(352)
Deferred revenue	(655)	330
Other long term liabilities	(477)	(368)
Other non-current lease liabilities	(3,696)	(3,742)
Net cash provided by (used in) operating activities	(21,922)	(30,700)
Investing Activities:
Purchases of property and equipment	(1,491)	(2,157)
Purchases of available-for-sale securities	—	(18,950)
Proceeds from sales and maturities of marketable securities	—	13,500
Net cash provided by (used in) investing activities	(1,491)	(7,607)
Financing Activities:
Payment of acquisition-related contingent liabilities	(582)	—
Acquisition holdback payment	—	(250)
Proceeds from exercise of common stock options	—	181
Taxes paid related to net share settlement of equity awards	(340)	(146)
Net cash provided by (used in) provided by financing activities	(922)	(215)
Effect of exchange rate changes on cash	(7)	(62)
Net change in cash, cash equivalents, and restricted cash	(24,342)	(38,584)
Cash, cash equivalents, and restricted cash
Beginning of year	118,284	125,672
End of period	$93,942	$87,088

Supplemental disclosures of cash flow information
Cash and cash equivalents	$73,390	$85,658
Restricted cash	19,122	—
Restricted cash in other non-current assets	1,430	1,430
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$93,942	$87,088
Non cash operating activities
Common stock issued in connection with acquisition earnout achievement	$750	$—
Non cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$56	$133
Common stock disbursed to settle acquisition holdback	—	250

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

Liquidity

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

Currently we generate negative operating cash flows and may continue to do so as we focus on pursuing commercialization and product development. During the six months ended June 30, 2024 and 2023 we generated net negative cash flows from operations of $21.9 million and $30.7 million, respectively. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of The Digital Forge platform, and the outcome of litigation. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

We have enacted, and intend to continue to enact, cost savings measures to preserve capital. In November 2023, we announced a cost restructuring initiative that included an approximately 10% workforce reduction and other operational savings measures expected to deliver operating costs savings of approximately $9 - $12 million in 2024. Further, in August 2024, we announced an approximately $25 million cost reduction initiative that is expected to reduce the Company’s operating expenses to a yearly run rate of approximately $70 million. We expect that most of these cost reduction initiatives will be completed in the second half of fiscal year 2024. We are currently evaluating other potential initiatives we may undertake to reduce our operating expenses and manage our cash flows. These initiatives could include rationalizing our product portfolio, workforce adjustments based on changes to the business, improving our supply chain and logistics, and improving our inventory management. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Risks and Uncertainties

We continue to monitor, analyze, and respond to evolving developments regarding supply chain disruptions and the economic downturn. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company including certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, and intangible assets, were assessed and had no material impact as of and for the three and six months ended June 30, 2024. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

Note 2. Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s fiscal year end is December 31 and, unless otherwise stated, all years and dates refer to the fiscal year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

As of June 30, 2024 the Company has accrued $17.5 million in connection with the Continuous Composites case discussed further in Note 15 to our unaudited condensed consolidated financial statements. The Company has investments in the amount of $19.1 million on its balance sheet as restricted cash as of June 30, 2024 for the purpose of funding a surety bond in connection with this liability.

Noncurrent restricted cash as of June 30, 2024 and December 31, 2023 relates to deposits to secure letters of credit totaling $1.4 million. The deposits are related to contracts that have a remaining term greater than twelve months, and thus this cash is included in other noncurrent assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Restricted cash equivalents, beginning of period	$—	$—	$—	$—
Surety bond collateral	19,075	—	19,075	—
Interest received	46	—	46	—
Balance at end of period	$19,121	$—	$19,121	$—

Restricted cash in non-current assets, beginning of period	1,430	1,430	1,430	1,430
Balance at end of period	$1,430	$1,430	$1,430	$1,430

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

The Company did not hold any short term investments as of June 30, 2024 or December 31, 2023. Cash equivalents are invested in the following:

	June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$69,328	$—	$—	$69,328
Total cash equivalents	$69,328	$—	$—	$69,328

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$110,775	$—	$—	$110,775
Total cash equivalents	$110,775	—	—	$110,775

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit losses are estimated for accounts receivable considered to be uncollectible based on management’s assessment of collectability, which considers specific customers’ abilities to meet their financial obligations, the length of time receivables are past due, and historical collection experience. If circumstances related to specific customers change, or economic conditions deteriorate such that past collection experience is no longer relevant, the Company’s estimate of the recoverability of accounts receivable could be further reduced from the levels provided for in the unaudited consolidated financial statements.

The following presents the changes in the balance of the Company’s allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$271	$786	$360	$1,559
Provision adjustment	167	(343)	328	(866)
Write – offs	—	(260)	(250)	(510)
Balance at end of period	$438	$183	$438	$183

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$69,328	—	—	$69,328
Money market funds included in restricted cash	19,122	—	—	19,122
Total assets	$88,450	$—	$—	$88,450
Liabilities:
Contingent earnout liability	$—	$—	$245	$245
Private placement warrant liability	—	—	63	63
Total liabilities	$—	$—	$308	$308

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$110,775	—	—	$110,775
Total cash and cash equivalents	$110,775	$—	$—	$110,775
Total assets	$110,775	$—	$—	$110,775
Liabilities:
Contingent earnout liability	$—	$—	$1,379	$1,379
Private placement warrant liability	—	—	189	189
Teton acquisition contingent earnout liability	—	—	1,500	1,500
Total liabilities	$—	$—	$3,068	$3,068

The Company remeasures its Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Binomial Lattice Model. The valuation of the earnout shares is based on a Monte Carlo simulation. The significant assumptions used in preparing the above models are disclosed in Note 12 Stock Warrants and Note 11 Earnout. The Teton Software Simulation ("Teton") contingent earnout was related to development and business milestone metrics estimated using a scenario-based approach discussed in Note 2, Contingent Earnout Liability. The Teton development milestone was met and settled in 2022. The Teton business milestone was met in the first quarter of 2024 and settled in the second quarter of 2024. There were no transfers between levels during the periods presented.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total
Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678
Change in fair value	7	(314)	—	(307)
Fair Value as of June 30, 2023	$2,422	$347	$602	$3,371

Fair Value as of December 31, 2023	$1,379	$189	$1,500	$3,068
Change in fair value	(1,134)	(126)	—	(1,260)
Settlement of liability acquired as part of acquisitions	—	—	(1,500)	(1,500)
Fair Value as of June 30, 2024	$245	$63	$—	$308

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral from customers for amounts owed. As of June 30, 2024 one customer represented 10% of the accounts receivable balance. As of December 31, 2023 no one customer represented greater than 10% of the accounts receivable balance. No one customer represented 10% of total revenue for the three and six months ended June 30, 2024 and 2023. Historically, the Company has not experienced any significant credit loss related to any individual customer.

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

The Company determined the litigation judgment discussed in Note 15 is a triggering event as of March 31, 2024. The undiscounted cash flows of the asset groups were determined to exceed carrying value, as such there was not any impairment to long-lived assets as of March 31, 2024.

The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $4.0 million during the three months ended June 30, 2023 related to the operating lease right-of-use (“ROU”) asset recorded for our former headquarters at 480 Pleasant Street, Watertown, MA 02472 (“480 Pleasant Street”) within the general and administrative expense caption of the unaudited condensed consolidated statements of operations. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate.

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $0.6 million and $1.1 million during the three and six months ended June 30, 2024, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively.

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

Warranty reserves are included within accrued expenses on the unaudited condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$999	$484	$886	$620
Additions to warranty reserve	33	358	431	531
Claims fulfilled	(225)	(286)	(510)	(595)
Balance at end of period	$807	$556	$807	$556

Warranty reserve is recorded through cost of revenue in the unaudited condensed consolidated statements of operations.

Segment Information

The Company determines its chief operating decision maker (“CODM”) based on the person responsible for making resource allocation decisions. Our operating segment is the component of the business for which the CODM regularly reviews discrete financial information.

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three and six months ended June 30, 2024 and 2023, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Teton Software Simulation Contingent Earnout

Contingent consideration represents potential future payments that the Company may be required to pay in the event negotiated milestones are met in connection with a business acquisition. Contingent consideration is recorded as a liability at the date of acquisition at fair value. The fair value of contingent consideration related to the development milestone and business milestone metrics is estimated using a scenario-based approach, which is a special case of the income approach that uses several possible future scenarios. Under this approach, the value of the milestone payment is calculated as the probability-weighted payment across all scenarios. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of the milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The development milestone related to product technical milestones was achieved and settled in 2022. The business related contingent consideration, which is based on stated sales or usage metrics, was met in the first quarter of 2024 and settled in the second quarter of 2024.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases during the three and six months ended June 30, 2024 and 2023.

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

A portion of the acquisition consideration is contingent on achievement by Teton of certain business and development milestones, with a fair value of $1.6 million as of the date of acquisition. The Company will pay up to $1.5 million of business related contingent consideration based on stated sales or usage metrics, which had a fair value of $0.6 million as of the date of acquisition. The fair value of this milestone was determined to be $1.5 million as of December 31, 2023 and the milestone was determined to have been met as of March 31, 2024. The milestone was settled during the second quarter of 2024 by $0.75 million of cash and 1,086,136 shares. The development earnout related to product technical milestones, which had a fair value of $1.0 million as of the date of acquisition. This milestone was met and $0.75 million of cash and 312,489 shares were disbursed in 2022. Of the acquisition date cash and equity consideration indicated below, $0.25 million of the cash consideration and $0.25 million of the equity consideration was “held-back” and settled in the second quarter of 2023.

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

Note 4. Revenue

Contract Balances

For the three and six months ended June 30, 2024, the Company recognized $3.0 million and 6.5 million from the deferred revenue account balances as of March 31, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2023, the Company recognized $2.5 million and $4.3 million from the deferred revenue account balance as of March 31, 2023 and December 31, 2022. respectively.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $5.8 million expected to be recognized in the remainder of 2024, $5.3 million expected to be recognized in 2025, $2.3 million expected to be recognized in 2026, and $0.8 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Hardware	$12,650	$16,506	$23,924	$31,701
Consumables	5,914	6,482	12,318	12,937
Services	3,124	2,461	5,993	4,901
Total Revenue	$21,688	$25,449	$42,235	$49,539

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Machinery and equipment	$11,908	$11,249
Leasehold improvements	12,535	12,613
Computer equipment	3,512	3,481
Furniture and fixtures	447	438
Computer software	260	242
Construction in process	286	523
Property and equipment, gross	28,948	28,546
Less: Accumulated depreciation	(12,003)	(10,833)
Property and equipment, net	$16,945	$17,713

For the three and six months ended June 30, 2024, depreciation expense for property and equipment was $1.1 million and $2.1 million, respectively, compared to $1.2 million and $2.0 million, respectively, for the three and six months ended June 30, 2023.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw material	$3,416	$4,324
Work in process	543	555
Finished goods	18,598	21,894
Total inventory	$22,557	$26,773

The Company maintained reserves for obsolete and excess inventory of $2.5 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, obsolete and excess inventory related to finished goods was $1.9 million and $0.6 million was related to raw materials. As of December 31, 2023, the obsolete and excess inventory reserve related to finished goods was $1.3 million and $0.5 million was related to raw materials. The reserve for obsolete and excess inventories was recorded within cost of revenue in the condensed consolidated statements of operations.

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

		June 30, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(1,674)	$15,126	$16,800	$(970)	$15,830
Customer relationships	9 years	560	(114)	446	560	(83)	477
Trade names	1 year	90	(90)	—	90	(90)	—
Foreign currency translation		29	(5)	24	848	(27)	821
Intangible Assets, net		$17,479	$(1,883)	$15,596	$18,298	$(1,170)	$17,128

The Company recognized the following amortization expense to cost of revenue and operating expense during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$351	$218	$708	$446
Operating expenses	20	36	41	85
Total	$371	$254	$749	$531

Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which we anticipate continued use of the asset. The estimated future amortization expense for amortizable assets to be recognized was as follows as of June 30, 2024 (in thousands):

2024 (remaining six months)	$736
2025	1,993
2026	2,189
2027	1,943
2028	1,575
Thereafter	7,160
Total	$15,596

Note 8. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	June 30, 2024	December 31, 2023
Warranty reserve	807	$886
Compensation, benefits, and expenses	3,015	4,213
Professional services	5,414	2,540
Marketing and advertising	70	325
Accrued taxes	246	252
Accrued freight and duties	684	594
Purchase commitment	466	700
Other	574	330
Total accrued expense	$11,276	$9,840

Note 9. Common Stock and Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	June 30, 2024	December 31, 2023
Common stock options outstanding and unvested RSUs	24,195,692	26,199,449
Shares available for issuance under the 2021 Plan	36,078,548	27,028,491
Common stock warrants outstanding	8,525,000	8,525,000
Shares available for issuance as Earnout RSUs	1,400,000	1,400,000
Employee stock purchase plan	10,491,352	8,505,539
Total shares of authorized common stock reserved for future issuance	80,690,592	71,658,479

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of June 30, 2024, 36,078,548 and 10,491,352 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 4,700,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Company. During the six months ended June 30, 2024 and 2023 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending June 30, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2023	10,888,451	$2.07	6.13
Granted	—	—
Exercised	—	—
Forfeited	(208,491)	1.94
Outstanding at June 30, 2024	10,679,960	$2.07	5.63
Options exercisable at June 30, 2024	10,308,889	$2.07	5.61

The aggregate intrinsic value of stock options outstanding at June 30, 2024 was $6.0 thousand. As of June 30, 2024, the Company had 10,509,311 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Six months ended June 30,
(in thousands, except weighted average)	2024	2023
Intrinsic value of options exercised	$—	$493

In the six months ended June 30, 2024 and 2023, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the six months ended June 30, 2024, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2023	15,310,998	$2.12
Granted	2,496,011	0.46
Vested	(3,250,310)	2.22
Forfeited	(1,040,967)	2.33
Unvested at June 30, 2024	13,515,732	$1.78

Stock-Based Compensation Expense

Total unrecognized stock-based compensation expense for the RSUs outstanding was $19.9 million at June 30, 2024, which is expected to be recognized over a weighted-average period of 2.3 years. Total unrecognized stock-based compensation expense for the options outstanding was $0.4 million at June 30, 2024, which is expected to be recognized over a weighted-average period of 0.3 years.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options	$296	$716	$595	$1,454
Restricted stock units	2,951	1,222	6,150	4,629
Stock-based compensation expense for restricted stock units and options	$3,247	$1,938	$6,745	$6,083

During the three and six months ended June 30, 2024, the Company recognized de minimis stock-based compensation expense related to the Markforged Earnout. The unrecognized compensation expense related to the Markforged Earnout was $0.4 million and would be recognized over a remaining period of no more than 1.0 year, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$35	$89	$84	$162
Sales and marketing	387	499	792	975
Research and development	1,009	1,160	2,110	2,329
General and administrative	1,814	(58)	3,720	2,580
Total stock-based compensation expense	$3,245	$1,690	$6,706	$6,046

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

As discussed in Note 2, Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of June 30, 2024:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	7,326,381	6,105,318
Stock compensation	673,619	561,349
Total Earnout Shares	8,000,000	6,666,667

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $8.04 per share issuable upon Triggering Event I and $7.66 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of June 30, 2024 was $0.02 per share issuable upon Triggering Event I and $0.01 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor shares was based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available. The following table describes the assumptions used in the valuation:

	June 30,	December 31,	June 30,
	2024	2023	2023
Current stock price	$0.41	$0.82	$1.21
Expected volatility	95.00%	85.00%	70.00%
Risk-free interest rate	4.65%	4.07%	4.43%
Dividend rate	—%	—%	—%
Expected term (years)	2.04	2.54	3.04

Neither of the Earnout Triggering Events have occurred as of June 30, 2024 and therefore no earnout shares were distributed.

Note 12. Stock Warrants

Private Placement Warrants and Public Warrants

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of $0.1 million as of June 30, 2024. The Company recorded gains of $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded gains of $0.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. The changes in fair value were included in change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations.

The Company benchmarks the change in fair value of the Private Placement Warrants against the market price of the publicly traded warrants at each quarter end, the closing price of which was $0.02/warrant as of June 30, 2024 and $0.10/warrant as of June 30, 2023.

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s unaudited condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a tax benefit of $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively, and a benefit of $0.4 million during the three and six months ended June 30, 2023, respectively.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2024 and December 31, 2023, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2023. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2023. There is no material adjustment to the valuation allowance at June 30, 2024.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA became effective on January 1, 2023. The IRA has not materially impacted our income tax expense (benefit) since becoming effective.

On October 2021, more than 135 countries and jurisdictions agreed to participate in a "two-pillar" international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15%. As of June 30, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.

Note 14. Leases

Rent expense under the Company’s operating lease agreements was $1.7 million and $2.0 million for the three months ended June 30, 2024 and 2023. Rent expense under the Company’s operating lease agreements was $3.4 million and $4.1 million for the six months ended June 30, 2024 and 2023. There were not any financing, variable, or short term leases during the six months ended June 30, 2024 and 2023. The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. Future minimum lease payments under these agreements were as follows as of June 30, 2024:

(in thousands)	Amount
2024 (remaining six months)	$3,173
2025	7,649
2026	7,777
2027	7,958
2028	7,385
After 2029	16,441
Total future lease payments	$50,383
Less: interest	(9,602)
Present value of lease liabilities	$40,781

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	$3,696	$3,742

	June 30, 2024	June 30, 2023
Other lease information
Weighted-average remaining lease term - Operating leases	6.6 years	7.5 years
Weighted-average discount rate - Operating leases	6.5%	6.4%

Note 15. Commitments and Contingencies

Legal Proceedings

From time to time, the Company has been and is involved in claims that arise during the ordinary course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that address accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these legal matters will have a material adverse effect on our results of operation or financial condition, other than as discussed below regarding the matter involving Continuous Composites Inc. (“Continuous Composites”), which we previously disclosed. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

In July 2021, Continuous Composites, a company based in Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. On April 11, 2024, the jury returned a verdict against the Company in the amount of $17.3 million. The jury found one of the two patent claims Continuous Composites asserted at trial against the Company to be invalid and not infringed. However, the jury found that the Company had infringed the other patent claim and awarded monetary damages. The Company disagrees with this verdict and has sought to overturn the verdict in post-trial motions with the District Court. The Company is exploring all available options, including seeking to overturn the verdict and any resulting judgment through the appeals process.

As of June 30, 2024, monetary damages resulting from the Continuous Composites verdict are accrued within the litigation payable caption on the condensed consolidated balance sheet together with estimated and accrued interest of $0.2 million for the three and six months ended June 30, 2024. As of June 30, 2024, the Company has restricted cash in the amount of $19.1 million as a result of funding a surety bond in connection with the verdict, which amount reflects the original judgment of $17.3 million in monetary damages plus $1.8 million of interest to cover the prejudgment period and duration of the appeal process. Continuous Composites has also asserted through post-trial motions claims for additional royalty payments for sales of certain products manufactured and/or sold in the United States after December 31, 2023. In accordance with ASC Topic 450, the Company estimated the loss contingency related to the royalty payment claims to be in the range of $0 to $2.7 million for the six months ended June 30, 2024, and the Company believed that no amount within this range was a better estimate than any other amount. In accordance with ASC Topic 450, the Company recorded no accrual during the reporting period because the low end of the range is estimated to be $0. Because of the uncertainties related to the outcome of post-trial claims and proceedings, accruals are based on our best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of post-trial claims and proceedings, or the settlement of claims (and offers of settlement), we may reassess the potential liability related to this matter and may revise these estimates, which could result in a material adverse adjustment to our operating results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(14,398)	$(18,988)	$(50,344)	$(38,007)
Net loss attributable to common stockholders - Basic & Diluted	(14,398)	(18,988)	(50,344)	(38,007)
Denominator:
Weighted average shares outstanding - Basic	201,252,969	196,372,157	200,273,880	195,873,471
Add: Weighted average unvested options outstanding	—	—	—	—
Add: Dilutive effect of restricted units issued	—	—	—	—
Weighted average shares outstanding - Diluted	201,252,969	196,372,157	200,273,880	195,873,471
Net loss per common share:
Basic	$(0.07)	$(0.10)	$(0.25)	$(0.19)
Diluted	(0.07)	(0.10)	(0.25)	(0.19)

For the three and six months ended June 30, 2024 and 2023, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options and warrants, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested RSUs	13,515,732	10,222,990	13,616,819	10,308,106
Unvested or unexercised option awards	10,679,960	11,180,550	10,718,268	11,213,680
Warrants	8,524,984	8,524,984	8,524,984	8,524,984
Contingently issuable earnout shares	14,666,667	14,666,667	14,666,667	14,666,667
Total	47,387,343	44,595,191	47,526,738	44,713,437

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Americas	$9,688	$11,982	$19,783	$22,440
EMEA	6,785	7,618	13,120	16,110
APAC	5,215	5,849	9,332	10,989
Total	$21,688	$25,449	$42,235	$49,539

The Company’s long-lived assets, inclusive of right-of-use assets, are substantially located in the United States, where the Company’s primary operations are located.

Note 18. Subsequent Events

Lease Termination and Modification

On July 26, 2024, our wholly-owned subsidiary, MarkForged, Inc., entered into a Lease Termination Agreement (the “Termination Agreement”), with GRE Riverworks, LLC, a Delaware limited liability company (the “Landlord”), in connection with the termination of the Office Lease, dated July 29, 2020, by and between MarkForged, Inc., as tenant, and the Landlord (the “Lease Agreement”). Pursuant to the Termination Agreement, we paid the Landlord a termination fee of $2.75 million on August 1, 2024. Pursuant to the Termination Agreement, the Landlord holds a Letter of Credit in the amount of $0.6 million per the terms and conditions of the Lease Agreement and will initiate the return of the Letter of Credit to us by September 30, 2024.

2024 Cost Reduction Initiative

On August 8, 2024, we announced an approximately $25 million cost reduction initiative that is expected to reduce the Company’s operating expenses to a yearly run rate of approximately $70 million. We expect that most of these cost reduction initiatives will be completed in the second half of fiscal year 2024.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $42.2 million and $49.5 million for the six months ended June 30, 2024 and 2023, respectively, and incurred net losses of $50.3 million and $38.0 million, respectively, for those same periods. Net loss for the six months ended June 30, 2024 was inclusive of a $17.5 million accrual related to the Continuous Composites case. As of June 30, 2024, we had an accumulated deficit of $255.0 million and cash and cash equivalents of $73.4 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

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

Lease Termination and Modification

On July 26, 2024, our wholly-owned subsidiary, MarkForged, Inc., entered into a Lease Termination Agreement (the “Termination Agreement”), with GRE Riverworks, LLC, a Delaware limited liability company (the “Landlord”), in connection with the termination of the Office Lease, dated July 29, 2020, by and between MarkForged, Inc., as tenant, and the Landlord (the “Lease Agreement”). Pursuant to the Termination Agreement, we paid the Landlord a termination fee of $2.75 million on August 1, 2024. Pursuant to the Termination Agreement, the Landlord holds a Letter of Credit in the amount of $0.6 million per the terms and conditions of the Lease Agreement and will initiate the return of the Letter of Credit to us by September 30, 2024.

2024 Cost Reduction Initiative

On August 8, 2024, we announced an approximately $25 million cost reduction initiative that is expected to reduce the Company’s operating expenses to a yearly run rate of approximately $70 million. We expect that most of these cost reduction initiatives will be completed in the second half of fiscal year 2024.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (referred to as success plans), software, and additive manufacturing training and education (which we also refer to as “Subscription Plans,” which we have sold as one package since the beginning of the second quarter of 2023). Our service revenue is generally realized over a period of one to three years. Recurring revenue was 42% and 35% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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

In July 2021, Continuous Composites filed a patent-infringement case against us in the United States District Court for the District of Delaware. On April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. The jury found one of the two patent claims Continuous Composites asserted at trial against us to be invalid and no infringement was found. However, the jury found that we had infringed the other patent claim and awarded monetary damages. We have estimated and accrued interest of $0.2 million due for the three and six months ended June 30, 2024 in connection with this matter. We disagree with this verdict and have sought to overturn the verdict in post-trial motions with the District Court. We are exploring all available options, including seeking to overturn the verdict and any resulting judgment through the appeals process.

Continuous Composites has also asserted through post-trial motions claims for additional royalty payments for sales of certain products manufactured and/or sold in the United States after December 31, 2023. In accordance with ASC Topic 450, the Company estimated the loss contingency related to the royalty payment claims to be in the range of $0 to $2.7 million for the six months ended June 30, 2024, and the Company believed that no amount within this range was a better estimate than any other amount. In accordance with ASC Topic 450, the Company recorded no accrual during the reporting period because the low end of the range is estimated to be $0. Because of the uncertainties related to the outcome of post-trial claims and proceedings, accruals are based on our best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of post-trial claims and proceedings, or the settlement of claims (and offers of settlement), we may reassess the potential liability related to this matter and may revise these estimates, which could result in a material adverse adjustment to our operating results.

In the event that Continuous Composite’s post-trial royalty payment claims are successful and the District Court awards royalties for sales after December 31, 2023, we expect the remedy to be a fixed-fee assessment of royalty payments for each machine sold or manufactured in the United States that includes our carbon fiber reinforcement technology. In the near term, we expect royalty payments, if awarded, to result in a 5 to 7 percentage point reduction in our gross margin. These estimates are based on information available to the Company at the time of assessment, including revenue and sales projections, and are subject to adjustment as additional information becomes available or specific events occur. In addition, to offset the costs associated with the payment of royalties, if any, we may have to increase the prices of our products, which could result in reputational damage and customer attrition.

We are also exploring measures to help mitigate the impact of an ongoing royalty payment obligation, if it were awarded by the District Court, such as shifting more of our manufacturing operations to sites outside of the United States. However, there can be no guarantee that these efforts will sufficiently offset costs associated with the payment of royalties, if any are awarded, nor is there any guarantee that we will be able to implement these measurers within the necessary timeframe. Any mitigating measures carry risks of their own, including but not limited to, increased employee attrition and difficulty in hiring key personnel, reputational harm, changes to our product design or manufacturing process, or additional litigation and related costs. These results could have a materially adverse effect on our financial results, cash flows and ongoing business operations.

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

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of June 30, 2024 and December 31, 2023, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented.

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$21,688	$25,449	(3,761)	(15)%
Cost of revenue	10,810	13,476	(2,666)	(20)%
Gross profit	10,878	11,973	(1,095)	(9)%
Operating expenses
Sales and marketing	8,526	9,666	(1,140)	(12)%
Research and development	9,060	10,286	(1,226)	(12)%
General and administrative	10,334	12,120	(1,786)	(15)%
Total operating expense	27,920	32,072	(4,152)
Loss from operations	(17,042)	(20,099)	3,057
Change in fair value of warrant liabilities	95	125	(30)	(24)%
Change in fair value of contingent earnout liability	1,295	(817)	2,112	(259)%
Other expense, net	(84)	(16)	(68)	425%
Interest expense	(170)	(116)	(54)	47%
Interest income	1,230	1,577	(347)	(22)%
Loss before income taxes	(14,676)	(19,346)	4,670
Income tax (benefit) expense	(278)	(358)	80	(22)%
Net loss	$(14,398)	$(18,988)	$4,590

Revenue, cost of revenue, and gross margin

We earn revenue from the sale of hardware, consumables, and services contracts. The hardware revenue stream includes 3D metal printers, metal binder jetting printers, 3D composite printers, and sintering furnaces. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. The services revenue stream primarily consists of hardware maintenance services and software subscriptions.

The following table sets forth the changes in the components of gross margin for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$21,688	$25,449	$(3,761)	(15)%
Cost of revenue	10,810	13,476	(2,666)	(20)%
Gross profit	10,878	11,973	(1,095)	(9)%
Gross margin	50%	47%	—	3%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Hardware	$12,650	$16,506	$(3,856)	(23)%
Consumables	5,914	6,482	(568)	(9)%
Services	3,124	2,461	663	27%
Total Revenue	$21,688	$25,449	$(3,761)	(15)%

Consolidated revenue for the three months ended June 30, 2024 was $21.7 million compared with revenue of $25.4 million for the three months ended June 30, 2023, representing a decrease of 15%, as system revenue continues to be impacted by a challenging macroeconomic environment.

Hardware revenue decreased 23% during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as system revenue continues to be impacted by a challenging macroeconomic environment. Consumable revenue decreased 9% as a result of lower volumes due to the aforementioned macroeconomic challenges. Services revenue increased approximately 27% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in services revenue was driven by the recurring nature of our services business and the launch of subscription offerings on April 1, 2023, as well as $0.4 million of non-recurring service revenue recorded in the three months ended June 30, 2024.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended June 30, 2024 was $10.8 million compared with cost of revenue of $13.5 million for the three months ended June 30, 2023 representing a decrease of 20%. Gross profit decreased $1.1 million, from $12.0 million for the three months ended June 30, 2023 to $10.9 million for the three months ended June 30, 2024. Gross profit margin for the three months ended June 30, 2024 was 50% while the gross profit margin for the three months ended June 30, 2023 was 47%. The increase in consolidated gross margin is primarily due to continued operational efficiencies and a shift in our product mix.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024		2023		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$8,526	39%	$9,666	38%	$(1,140)	(12)%
Research and development	9,060	42%	10,286	40%	(1,226)	(12)%
General and administrative	10,334	48%	12,120	48%	(1,786)	(15)%
Total operating expenses	$27,920	129%	$32,072	126%	$(4,152)	(13)%

Sales and marketing expense decreased by 12%, or $1.1 million, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Headcount and contractor related costs decreased by $0.8 million primarily due to the restructuring in the fourth quarter of 2023. Events and travel costs decreased $0.2 million due to strategic cost management efforts.

Research and development expenses decreased by 12%, or $1.2 million, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease in research and development expense was primarily due to a decrease in headcount related expense of $0.9 million due to the restructuring in the fourth quarter of 2023. Prototype research and development decreased $0.2 million due to the phase of development of projects.

General and administrative expenses decreased by 15%, or $1.8 million, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Notable changes period over period included the decrease in impairment of long-lived assets of $4.0 million related to the change in the fair value of the lease asset of our former headquarters, 480 Pleasant Street, during the three months ended June 30, 2023, as well as decrease in headcount and contractor cost of $1.2 million due to the restructuring in the fourth quarter of 2023. These decreases were partially offset by a $1.9 million increase to stock-based compensation due to the reversal of the graded vesting impact of forfeitures for the departure of key employees in 2023, and an increase in legal expenses of $1.6 million.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Change in fair value of derivative liabilities	$95	$125	$(30)	(24)%
Change in fair value of contingent earnout liability	1,295	(817)	2,112	(259)%
Other expense, net	(84)	(16)	(68)	425%
Interest expense	(170)	(116)	(54)	47%
Interest income	1,230	1,577	(347)	(22)%

The change in the fair value of the derivative and contingent earnout liability in the three month period ended June 30, 2024 compared to June 30, 2023 was primarily driven by the change in the price of our warrants and common stock, respectively, during each period.

The change in interest income was directly correlated to the interest rates during each period, slightly offset by the decrease in the cash equivalent balance.

Provision for income taxes

We recorded a $0.3 million and $0.4 million benefit for income taxes for the three months ended June 30, 2024 and 2023, respectively.

Comparison of the six months ended June 30, 2024 and 2023

________________

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$42,235	$49,539	(7,304)	(15)%
Cost of revenue	21,224	25,984	(4,760)	(18)%
Gross profit	21,011	23,555	(2,544)	(11)%
Operating expenses
Sales and marketing	16,370	20,242	(3,872)	(19)%
Research and development	18,995	20,666	(1,671)	(8)%
General and administrative	22,499	24,248	(1,749)	(7)%
Litigation judgment	17,300	—	17,300	100%
Total operating expense	75,164	65,156	10,008
Loss from operations	(54,153)	(41,601)	(12,552)
Change in fair value of warrant liabilities	126	314	(188)	(60)%
Change in fair value of contingent earnout liability	1,134	(7)	1,141	NM
Other expense, net	(219)	(222)	3	(1)%
Interest expense	(324)	(116)	(208)	179%
Interest income	2,630	3,268	(638)	(20)%
Loss before income taxes	(50,806)	(38,364)	(12,442)
Income tax (benefit) expense	(462)	(357)	(105)	29%
Net loss	$(50,344)	$(38,007)	$(12,337)

NM — Not meaningful

Revenue, cost of revenue, and gross margin

We earn revenue from the sale of hardware, consumables, and services contracts. The hardware revenue stream includes 3D metal printers, metal binder jetting printers, 3D composite printers, and sintering furnaces. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. The services revenue stream primarily consists of hardware maintenance services and software subscriptions.

The following table sets forth the changes in the components of gross margin for the six months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$42,235	$49,539	$(7,304)	(15)%
Cost of revenue	21,224	25,984	(4,760)	(18)%
Gross profit	21,011	23,555	(2,544)	(11)%
Gross margin	50%	48%	—	(2)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Hardware	$23,924	$31,701	$(7,777)	(25)%
Consumables	12,318	12,937	(619)	(5)%
Services	5,993	4,901	1,092	22%
Total Revenue	$42,235	$49,539	$(7,304)	(15)%

Consolidated revenue for the six months ended June 30, 2024 was $42.2 million compared with revenue of $49.5 million for the six months ended June 30, 2023, representing a decrease of 15%, as system revenue continues to be impacted by a challenging macroeconomic environment.

Hardware revenue decreased 25% during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Overall unit sales decreased, driven by a shift in sales to industrial and production-level printers. Consumables revenue decreased approximately 5% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Consumable revenue decreased as a result of lower volumes due to the aforementioned macroeconomic challenges. Services revenue increased approximately 22%, or $1.1 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in services revenue was driven by the recurring nature of our services business and the launch of subscription offerings on April 1, 2023, as well as $0.4 million of non-recurring service revenue recorded in the three months ended June 30, 2024.

Cost of revenue and gross profit

Consolidated cost of revenue for the six months ended June 30, 2024 was $21.2 million compared to $26.0 million for the six months ended June 30, 2023, representing a decrease of 18%. Gross profit for the six months ended June 30, 2024 decreased 11% from $23.6 million during the six months ended June 30, 2023 to $21.0 million. Gross profit margin for the six months ended June 30, 2024 was 50% while the gross profit margin for the six months ended June 30, 2023 was 48%. The increase in consolidated gross margin is primarily due to continued operational efficiencies and a shift in our product mix.

Operating expenses

The following table sets forth the components of operating expenses for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024		2023		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$16,370	39%	$20,242	41%	$(3,872)	(19)%
Research and development	18,995	45%	20,666	42%	(1,671)	(8)%
General and administrative	22,499	53%	24,248	49%	(1,749)	(7)%
Litigation judgment	17,300	41%	—	0%	17,300	100%
Total operating expenses	$75,164	178%	$65,156	132%	$10,008	15%

Sales and marketing expense decreased 19%, or $3.9 million, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Headcount and contractor related costs decreased by $2.1 million primarily due to the restructuring in the fourth quarter of 2023. Events and travel costs decreased $0.8 million due to strategic cost management efforts.

Research and development expenses decreased 8%, or $1.7 million, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in research and development expense was primarily due to a decrease in headcount related expense of $1.4 million due to the restructuring in the fourth quarter of 2023. Prototype research and development decreased $0.2 million due to the phase of development of projects.

General and administrative expenses decreased 7%, or $1.7 million, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Notable changes period over period included the decrease in impairment of long-lived assets of $4.0 million related to the change in the fair value of the lease asset of our former headquarters, 480 Pleasant Street, during the three months ended June 30, 2023, as well as decrease in headcount of $1.4 million due to the restructuring in the fourth quarter of 2023. These decreases were offset by the $1.1 million increase to stock-based compensation due to the reversal of the graded vesting impact of forfeitures for the departure of key employees in 2023, and an increase in legal expenses of $2.1 million.

During the six-months ended June 30, 2024, we accrued $17.3 million to account for the verdict against us in the Continuous Composites case discussed further in Note 15 to our unaudited condensed consolidated financial statements.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Change in fair value of derivative liabilities	$126	$314	$(188)	(60)%
Change in fair value of contingent earnout liability	1,134	(7)	1,141	NM
Other expense, net	(219)	(222)	3	(1)%
Interest expense	(324)	(116)	(208)	179%
Interest income	2,630	3,268	(638)	(20)%

The change in the fair value of the derivative and contingent earnout liability in the six months ended June 30, 2024 compared to six months ended June 30, 2023 was primarily driven by the change in the fair value of the Teton development milestone earnout achievement and common stock price, respectively, during each period.

The change in interest income was directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a $0.5 million and $0.4 million benefit for income taxes for the six months ended June 30, 2024 and 2023, respectively.

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

Non-GAAP Net Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net loss	$(14,398)	$(18,988)	$(50,344)	$(38,007)
Stock compensation expense	3,245	1,690	6,706	6,046
Change in fair value of derivative liabilities	(95)	(125)	(126)	(314)
Change in fair value of contingent earnout liability	(1,295)	817	(1,134)	7
Amortization	371	254	749	531
Litigation judgment	—	—	17,300	—
Non-recurring costs[1]	1,395	3,812	3,841	5,893
Non-GAAP net loss	$(10,777)	$(12,540)	$(23,008)	$(25,844)

1Non-recurring costs incurred during the three and six months ended June 30, 2024 and 2023 relate to litigation.

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents of $73.4 million as of June 30, 2024. We incurred net losses of $50.3 million and $38.0 million for the six months ended June 30, 2024 and 2023, respectively. We believe our cash and cash equivalents of $73.4 million as of June 30, 2024 is sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing of this Quarterly Report on Form 10-Q. Our estimates are based on the beliefs and assumptions currently available to us, and we could require additional financing or exhaust our available capital resources sooner than we expect.

Currently we generate negative operating cash flows and may continue to do so as we focus on pursuing commercialization and product development. During the six months ended June 30, 2024 and 2023 we generated net negative cash flows from operations of $21.9 million and $30.7 million, respectively. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, the continuing market adoption of The Digital Forge platform, and the outcome of litigation. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

As of June 30, 2024, the Company has restricted cash in the amount of $19.1 million as a result of funding a surety bond to secure liabilities associated with the Continuous Composites case, which amount reflects the original judgment of $17.3 million in monetary damages plus $1.8 million of interest to cover the prejudgment period and duration of the appeal process. We expect these funds to remain in restricted cash as we continue to explore and pursue all available options with respect to the Continuous Composites matter, including seeking to overturn the verdict through the appeals process. For more information on the Continuous Composites litigation, please reference Part II, Item 1 – “Legal Proceedings” included in this Quarterly Report on Form 10-Q.

We have enacted, and intend to continue to enact, cost savings measures to preserve capital. In November 2023, we announced a cost restructuring initiative that included an approximately 10% workforce reduction and other operational savings measures expected to deliver operating costs savings of approximately $9 - $12 million in 2024. Further, in August 2024, we announced an approximately $25 million cost reduction initiative that is expected to reduce the Company’s operating expenses to a yearly run rate of approximately $70 million. We expect that most of these cost reduction initiatives will be completed in the second half of fiscal year 2024. We are currently evaluating other potential initiatives we may undertake to reduce our operating expenses and manage our cash flows. These initiatives could include rationalizing our product portfolio, workforce adjustments based on changes to the business, improving our supply chain and logistics, and improving our inventory management. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Cash flows

For the six months ended June 30, 2024 and 2023

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Net cash used in operating activities	$(21,922)	$(30,700)	$8,778	29%
Net cash provided by (used in) investing activities	(1,491)	(7,607)	6,116	80%
Net cash provided by (used in) financing activities	(922)	(215)	(707)	329%
Effect of exchange rate changes on cash	(7)	(62)	55	(89)%
Net change in cash and cash equivalents	$(24,342)	$(38,584)	$14,242	37%

Cash flow from operations

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $21.9 million and $30.7 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Operating cash flows before changes in working capital	$(37,602)	$(23,606)
Changes in working capital	15,680	(7,094)

Net cash used in operating activities decreased by $8.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in operating cash flow changes is a direct result of the tightening of working capital controls.

Cash flow from investing activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $1.5 million and $7.6 million, respectively. During the first half of 2023 we had short-term investment maturities which resulted in net proceeds from investments of $5.5 million.

Cash flow from financing activities

Net cash used in financing activities increased $0.7 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change in financing activities was primarily driven by the payment of the Teton acquisition business earnout which resulted in $0.6 million of the financing cash outflow in the first six months of 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2024, we had $92.5 million of cash and cash equivalents.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we have been and are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these legal matters will have a material adverse effect on our results of operation or financial condition, other than as discussed below regarding the matter involving Continuous Composites Inc. (“Continuous Composites”), which we previously disclosed. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based in Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. On April 11, 2024, the jury returned a verdict against the Company in the amount of $17.3 million. The jury found one of the two patent claims Continuous Composites asserted at trial against the Company to be invalid and not infringed. However, the jury found that the Company had infringed the other patent claim and awarded monetary damages. The Company disagrees with this verdict and has sought to overturn the verdict in post-trial motions with the District Court. The Company is exploring all available options, including seeking to overturn the verdict and any resulting judgment through the appeals process.

As of June 30, 2024, monetary damages resulting from the Continuous Composites verdict are accrued within the litigation payable caption on the condensed consolidated balance sheet together with estimated and accrued interest of $0.2 million for the three and six months ended June 30, 2024. As of June 30, 2024, the Company has restricted cash in the amount of $19.1 million as a result of funding a surety bond in connection with the verdict, which amount reflects the original judgment of $17.3 million in monetary damages plus $1.8 million of interest to cover the prejudgment period and duration of the appeal process. Continuous Composites has also asserted through post-trial motions claims for additional royalty payments for sales of certain products manufactured and/or sold in the United States after December 31, 2023. In accordance with ASC Topic 450, the Company estimated the loss contingency related to the royalty payment claims to be in the range of $0 to $2.7 million for the six months ended June 30, 2024, and the Company believed that no amount within this range was a better estimate than any other amount. In accordance with ASC Topic 450, the Company recorded no accrual during the reporting period because the low end of the range is estimated to be $0. Because of the uncertainties related to the outcome of post-trial claims and proceedings, accruals are based on our best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of post-trial claims and proceedings, or the settlement of claims (and offers of settlement), we may reassess the potential liability related to this matter and may revise these estimates, which could result in a material adverse adjustment to our operating results.

In the event that Continuous Composite’s post-trial royalty payment claims are successful and the District Court awards royalties for sales after December 31, 2023, we expect the remedy to be a fixed-fee assessment of royalty payments for each machine sold or manufactured in the United States that includes our carbon fiber reinforcement technology. In the near term, we expect royalty payments, if awarded, to result in a 5 to 7 percentage point reduction in our gross margin. These estimates are based on information available to the Company at the time of assessment, including revenue and sales projections, and are subject to adjustment as additional information becomes available or specific events occur. In addition, to offset the costs associated with the payment of royalties, if any, we may have to increase the prices of our products, which could result in reputational damage and customer attrition.

We are also exploring measures to help mitigate the impact of an ongoing royalty payment obligation, if it were awarded by the District Court, such as shifting more of our manufacturing operations to sites outside of the United States. However, there can be no guarantee that these efforts will sufficiently offset costs associated with the payment of royalties, if any are awarded, nor is there any guarantee that we will be able to implement these measurers within the necessary timeframe. Any mitigating measures carry risks of their own, including but not limited to, increased employee attrition and difficulty in hiring key personnel, reputational harm, changes to our product design or manufacturing process, or additional litigation and related costs. These results could have a materially adverse effect on our financial results, cash flows and ongoing business operations.

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

In particular, in July 2021, Continuous Composites filed a patent-infringement case against us in the United States District Court of Delaware. On April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. The jury found one of the two patent claims Continuous Composites asserted at trial against us to be invalid and no infringement was found. However, the jury found that we had infringed the other patent claim and awarded monetary damages. As discussed elsewhere in this Quarterly Report on Form 10-Q, we disagree with this verdict and have sought to overturn the verdict in post-trial motions with the District Court and are exploring all available options, including seeking to overturn the verdict and any resulting judgment through the appeals process, but cannot predict the outcome of any such efforts.

Continuous Composites has also asserted through post-trial motions claims for additional royalty payments for sales of certain products manufactured and/or sold in the United States after December 31, 2023. In accordance with ASC Topic 450, the Company estimated the loss contingency related to the royalty payment claims to be in the range of $0 to $2.7 million for the six months ended June 30, 2024, and the Company believed that no amount within this range was a better estimate than any other amount. In accordance with ASC Topic 450, the Company recorded no accrual during the reporting period because the low end of the range is estimated to be $0. Because of the uncertainties related to the outcome of post-trial claims and proceedings, accruals are based on our best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of post-trial claims and proceedings, or the settlement of claims (and offers of settlement), we may reassess the potential liability related to this matter and may revise these estimates, which could result in a material adverse adjustment to our operating results.

In the event that Continuous Composite’s post-trial royalty payment claims are successful and the District Court awards royalties for sales after December 31, 2023, we expect the remedy to be a fixed-fee assessment of royalty payments for each machine sold or manufactured in the United States that includes our carbon fiber reinforcement technology. In the near term, we expect royalty payments, if awarded, to result in a 5 to 7 percentage point reduction in our gross margin. These estimates are based on information available to the Company at the time of assessment, including revenue and sales projections, and are subject to adjustment as additional information becomes available or specific events occur. In addition, to offset the costs associated with the payment of royalties, if any, we may have to increase the prices of our products, which could result in reputational damage and customer attrition.

We are also exploring measures to help mitigate the impact of an ongoing royalty payment obligation, if it were awarded by the District Court, such as shifting more of our manufacturing operations to sites outside of the United States. However, there can be no guarantee that these efforts will sufficiently offset costs associated with the payment of royalties, if any are awarded, nor is there any guarantee that we will be able to implement these measurers within the necessary timeframe. Any mitigating measures carry risks of their own, including but not limited to, increased employee attrition and difficulty in hiring key personnel, reputational harm, changes to our product design or manufacturing process, or additional litigation and related costs. These results could have a materially adverse effect on our financial results, cash flows and ongoing business operations.

In order to protect our intellectual property rights in the Continuous Composites litigation described above, or in any other similar claims in the future, we have spent and may continue to be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation, regardless of merit, can be costly, time consuming, and distracting to management and key technical personnel, and can result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license or pay royalties on additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

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

We had a history of operating losses since inception in 2013 through 2023 and funded our cash flow deficits primarily through the issuance of capital stock. As of June 30, 2024, we had an accumulated deficit of $255.0 million, including current year net loss of $50.3 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts and other aspects of our business.

We cannot make any assurances that these investments will result in increased revenue or growth in our business. Furthermore, we may encounter unforeseen issues that require us to incur additional costs, including costs related to the Continuous Composites case. Any such increased expenditures make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have a revenue history, we expect to bring new additive manufacturing products to market that we anticipate will generate a substantial portion of our future revenue, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may exceed forecasts, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.

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
•
third party claims of intellectual property rights infringement, including the Continuous Composites case;
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

In addition, sales of our products are subject to the adoption and capital expenditure cycles of our customers’ sales cycle, and seasonality among our customers may cause our revenues and operating results to fluctuate from period to period. Accordingly, we typically experience increased sales during the fourth quarter and, to a lesser extent, the third quarter of our fiscal year relative to the first and second quarters. Additionally, for our more complex solutions, which may require additional facilities investment and installation support, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition. Accordingly, you should not rely on quarter-over-quarter and year-over-year comparisons of our results as an indicator of our future performance.

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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. As of June 30, 2024 one customer represented greater than 10% of the accounts receivable balance. In the event that this customer or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation, regardless of merit, could be costly, time consuming, and distracting to management and key technical personnel, and could result in the impairment or loss of portions of our intellectual property. In particular, in July 2021, Continuous Composites brought a claim in the United States District Court for the District of Delaware against us regarding patent infringement and on April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million, which we are seeking to overturn through post-trial motions with the District Court. For more information on the Continuous Composites litigation, please reference the Risk Factor section entitled “Risks Related to Our Business and Industry – We are, and have been in the recent past, subject to business and intellectual property litigation.”

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

We are and may in the future continue to be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright and other intellectual property development and enforcement activity in our industry and relating to the additive manufacturing technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. Our competitors or other third parties (including non-practicing entities and patent holding companies) have and may from time to time continue to claim that we are infringing upon or otherwise violating their intellectual property rights and we may be found to be infringing upon or otherwise violating such rights. As discussed elsewhere in this Quarterly Report on Form 10-Q, a jury found that we had infringed on a patent owned by Continuous Composites and awarded monetary damages in the amount of $17.3 million. While we disagree with this verdict and have sought to overturn the verdict in post-trial motions with the District Court, there is no guarantee that we will be successful. For more information on the Continuous Composites litigation, please reference the Risk Factor section entitled “Risks Related to Our Business and Industry – We are, and have been in the recent past, subject to business and intellectual property litigation.” Further, we may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

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

On November 17, 2023, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice (subject to permitted extension(s) by the NYSE) if on the last trading day of any calendar month during the cure period our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if a listed company determines that it will cure the stock price deficiency by taking an action that will require stockholder approval at its next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. We submitted a reverse stock split proposal to our stockholders at our 2024 annual meeting to increase the trading price of our common stock and regain compliance. The reverse stock split proposal was approved by the stockholders at the 2024 annual meeting and we can implement the reverse stock split within the range approved by our stockholders before December 31, 2024. A reverse stock split may allow us to meet the minimum bid price requirement, but we cannot assure you that any reverse stock split, if implemented, will be sufficient to enable us to maintain our NYSE listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our common stock following the reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split, and there is no assurance that the stock price increase resulting from any reverse stock split will be maintained. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following the reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors.

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
•
commencement of, or involvement in, litigation involving the company;

•
changes in our capital structure, such as future issuances of securities (including such issuances associated with the reverse stock split) or the incurrence of additional debt;
•
the volume of shares of our Common Stock available for public sale; and
•
general economic and political conditions, including but not limited to global supply chain disruptions, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially impact the market price of our Common Stock and warrants regardless of our operating performance. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. If the stock prices for technology companies or the broader stock market continue to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 24, 2024, we issued an aggregate of 1,086,136 shares of our common stock to various persons as earnout consideration as part of our contingent consideration liability associated with the 2022 acquisition of Teton Simulation Software following the achievement of certain business and development milestones, as further described in Note 3 “Acquisitions” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The earnout shares of common stock were issued for no consideration.

The offer, sale and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in these transactions.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3

Certificate of Amendment to the Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed June 18, 2024).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1**#	Amended and Restated Non-Employee Director Compensation Policy

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Documents

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

** Filed herewith

# Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Markforged Holding Corporation

Date: August 8, 2024	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Assaf Zipori
Assaf Zipori
Chief Financial Officer (Principal Financial and Accounting Officer)