Form 10-Q
period 2024-09-30
Markforged Holding Corp
filed 2024-11-07
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39453

Markforged Holding Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	92-3037714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Tower Road Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 496-1805

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share Warrants to purchase one share of Common Stock, each at an exercise price of $115.00 per share	MKFG MKFG.WS	New York Stock Exchange New York Stock Exchange

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

As of November 6, 2024, the registrant had 20,620,035 shares of common stock, $0.0001 par value per share, outstanding.

Risk Factors Summary

The risk factors detailed in Item 1A entitled “Risk Factors” in this Quarterly Report on Form 10-Q are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•
We may not complete the pending merger with Nano Dimension Ltd. (“Nano”) within the anticipated timeframe, or at all, which could have a material adverse impact on our business, financial condition or results of operations, as well as negatively impact the per share price of our Common Stock.
•
In the recent past, we have been subject to business and intellectual property litigation and are subject to ongoing settlement obligations resulting from such litigation. For example, on September 20, 2024, we entered into a Settlement and Patent License Agreement (“Settlement Agreement”) with Continuous Composites Inc. (“Continuous Composites”) to settle outstanding litigation claims and counterclaims. We paid the first settlement payment of $18 million under the Settlement Agreement on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations that could have an adverse impact on our business, financial condition or results of operations. Further, these settlement payments are secured by a security interest in, among other assets, our patent intellectual property rights; our inability to make any future settlement payments may result in the forfeiture of our patent intellectual property rights to Continuous Composites.
•
We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities. We have a relatively limited operating history and have experienced rapid growth since our inception, which makes evaluating our current business and future prospects difficult and may increase the risk of your investment. Our operating results have and may continue to fluctuate significantly from period-to-period.
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
•
We may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level. As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities. We depend on a limited number of third-party contract manufacturers for a substantial portion of our manufacturing needs and we depend on a number of suppliers for other parts and components. We have increasingly experienced, and expect to continue to experience, price increases, supply shortages and delays and any such delay, disruption or quality control problems in their operations which could cause harm to our operations, including loss of market share, reduced margins and damage to our brand.
•
We have experienced, and expect to continue to experience, rapid growth and organizational change since our inception. If we fail to manage this change effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers.
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
•
In the recent past, we have been subject to business and intellectual property litigation. We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply. We could face liability if our additive manufacturing solutions are used by our customers to print dangerous objects.
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
•
In the recent past, we have failed to meet the New York Stock Exchange’s (“NYSE”) continued listing requirements with respect to the trading price of our Common Stock; if we are unable to maintain compliance with the continued listing requirements of the New York Stock Exchange (“NYSE”) in the future, our Common Stock could be delisted from the NYSE. Further, the NYSE has notified us that it intends to commence delisting proceedings with respect to our Public Warrants in the near future, which we did not appeal.
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

On September 19, 2024, the Company effected a 10-for-1 reverse stock split of the Common Stock. All shares of Common Stock, stock-based instruments and per-share data included in these unaudited condensed consolidated financial statements have been retroactively adjusted as though the stock split had been effected prior to all periods presented.

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

Forward-looking statements in this Quarterly Report on Form 10-Q include, for example, statements about:

•
the completion of the Nano Merger (as defined below) with Nano, including the required receipt of the stockholder and regulatory approvals therefor;
•
our ongoing payment and related obligations under the Settlement Agreement;
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
•
the expected impact of any cost reduction initiative we have undertaken or may in the future undertake and any estimates of our operating expenses and yearly run rate;

•
the impact of the reverse stock split on the trading price of our Common Stock, the liquidity of our Common Stock, our ability to attract new investors and raise capital, our ability to maintain compliance with the NYSE’s minimum bid price listing requirement with respect to our Common Stock, and the potential delisting of our Common Stock from the NYSE as a result of any future non-compliance with the NYSE’s minimum bid price listing requirement;
•
the anticipated delisting of our Public Warrants from the NYSE; and
•
the outcome of legal or governmental proceedings that have been and may continue to be instituted against us, and the impacts of the outcomes of those legal or governmental proceedings on our business operations, financial condition and results of operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2024 and December 31, 2023

(In thousands, except share data and par value amounts) (Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$59,279	$116,854
Restricted cash	19,371	—
Accounts receivable, net of allowance for expected credit losses ($461 and $360, respectively)	19,899	24,059
Inventory	21,672	26,773
Prepaid expenses	3,141	2,756
Other current assets	2,218	2,022
Total current assets	125,580	172,464
Property and equipment, net	15,864	17,713
Intangible assets, net	21,328	17,128
Right-of-use assets	31,496	36,884
Other assets	2,976	3,763
Total assets	$197,244	$247,952
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,319	$13,235
Accrued expenses	10,061	9,840
Settlement payable (Note 15)	18,000	—
Deferred revenue	8,343	8,779
Lease liabilities	5,758	7,368
Other current liabilities	—	1,526
Total current liabilities	52,481	40,748
Long-term settlement payable (Note 15)	5,181	—
Long-term deferred revenue	4,686	6,083
Contingent earnout liability	7,653	1,379
Long-term lease liabilities	27,809	35,771
Other liabilities	1,476	2,361
Total liabilities	99,286	86,342
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 20,495,979 and 19,858,127 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	376,435	366,281
Accumulated deficit	(278,378)	(204,664)
Accumulated other comprehensive income (loss)	(118)	(26)
Total stockholders’ equity	97,958	161,610
Total liabilities and stockholders’ equity	$197,244	$247,952

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2024 and 2023

(In thousands, except share data and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$20,484	$20,075	$62,719	$69,614
Cost of revenue	10,441	10,907	31,665	36,891
Gross profit	10,043	9,168	31,054	32,723
Operating expenses
Sales and marketing	8,144	8,194	24,514	28,436
Research and development	7,850	9,724	26,845	30,390
General and administrative	11,162	12,202	33,661	36,450
Goodwill impairment	—	29,467	—	29,467
Litigation judgment	423	—	17,723	—
Total operating expenses	27,579	59,587	102,743	124,743
Loss from operations	(17,536)	(50,419)	(71,689)	(92,020)
Change in fair value of derivative liabilities	63	(94)	189	220
Change in fair value of contingent earnout liability	(7,408)	(2,502)	(6,274)	(2,509)
Other income (expense), net	471	(55)	252	(277)
Interest expense	(169)	(127)	(493)	(243)
Interest income	1,021	1,602	3,651	4,870
Loss before income taxes	(23,558)	(51,595)	(74,364)	(89,959)
Income tax (benefit) expense	(188)	(233)	(650)	(590)
Net loss	$(23,370)	$(51,362)	$(73,714)	$(89,369)
Weighted average shares outstanding - basic and diluted	20,330,917	19,741,014	20,129,099	19,639,131
Net loss per share - basic and diluted	$(1.15)	$(2.60)	$(3.66)	$(4.55)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2024 and 2023

(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(23,370)	$(51,362)	$(73,714)	$(89,369)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale marketable securities, net	—	(17)	—	(42)
Foreign currency translation adjustment	894	(993)	(92)	(2,539)
Total comprehensive income (loss)	$(22,476)	$(52,372)	$(73,806)	$(91,950)

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2024 and 2023

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)
December 31, 2022	19,456,095	$19	$352,564	$(101,097)	$1,068	$252,554
Exercise of common stock options	50,230	—	180	—	—	180
Stock vested under compensation plan less shares withheld to cover taxes	58,038	—	(118)	—	—	(118)
Stock-based compensation expense	—	—	4,144	—	—	4,144
Earnout stock-based compensation expense	—	—	212	—	—	212
Net loss	—	—	—	(19,019)	—	(19,019)
Other comprehensive income (loss)	—	—	—	—	108	108
March 31, 2023	19,564,363	$19	$356,982	$(120,116)	$1,176	$238,061
Exercise of common stock options	96	—	1	—	—	1
Stock vested under compensation plan less shares withheld to cover taxes	123,640	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	1,938	—	—	1,938
Earnout stock-based compensation expense	—	—	(248)	—	—	(248)
Net loss	—	—	—	(18,988)	—	(18,988)
Other comprehensive income (loss)	—	—	—	—	(1,679)	(1,679)
June 30, 2023	19,688,099	$19	$358,645	$(139,104)	$(503)	$219,057
Exercise of common stock options	705	—	6	—	—	6
Stock vested under compensation plan less shares withheld to cover taxes	71,766	—	(159)	—	—	(159)
Stock-based compensation expense	—	—	4,143	—	—	4,143
Earnout stock-based compensation expense	—	—	(31)	—	—	(31)
Net loss	—	—	—	(51,362)	—	(51,362)
Other comprehensive income (loss)	—	—	—	—	(1,010)	(1,010)
September 30, 2023	19,760,570	19	362,604	(190,466)	(1,513)	$170,644

December 31, 2023	19,858,127	$19	$366,281	$(204,664)	$(26)	$161,610
Stock vested under compensation plan less shares withheld to cover taxes	81,824	—	(181)	—	—	(181)
Stock-based compensation expense	—	—	3,498	—	—	3,498
Earnout stock-based compensation expense	—	—	(37)	—	—	(37)
Net loss	—	—	—	(35,946)	—	(35,946)
Other comprehensive income (loss)	—	—	—	—	(1,041)	(1,041)
March 31, 2024	19,939,951	$19	$369,561	$(240,610)	$(1,067)	$127,903
Stock vested under compensation plan less shares withheld to cover taxes	206,366	—	(159)	—	—	(159)
Stock-based compensation expense	—	—	3,247	—	—	3,247
Earnout stock-based compensation expense	—	—	(2)	—	—	(2)
Issuance of Common Stock in connection with acquisition earnout achievement	108,614	—	750	—	—	750
Net loss	—	—	—	(14,398)	—	(14,398)
Other comprehensive income (loss)	—	—	—	—	55	55
June 30, 2024	20,254,931	$19	$373,397	$(255,008)	$(1,012)	$117,396
Stock vested under compensation plan less shares withheld to cover taxes	80,390	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	3,175	—	—	3,175
Earnout stock-based compensation expense	—	—	(33)	—	—	(33)
Issuance of Common Stock in connection with the reverse split	160,658	—	—	—	—	—
Net loss	—	—	—	(23,370)	—	(23,370)
Other comprehensive income (loss)	—	—	—	—	894	894
September 30, 2024	20,495,979	$19	$376,435	$(278,378)	$(118)	$97,958

See notes to the unaudited condensed consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(In thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(73,714)	$(89,369)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	9,339	9,543
Allowance for expected credit losses	351	(566)
Provision for excess and obsolete inventory	1,183	331
Change in fair value of derivative liabilities	(189)	(220)
Change in fair value of contingent earnout liability	6,274	2,509
Amortization (accretion) of (discounts) premiums on available-for-sale securities	—	(725)
Stock-based compensation expense	9,848	10,158
Loss on disposal of fixed assets	539	—
Gain on operating lease termination	(973)	—
Long-lived asset impairment	—	4,015
Goodwill impairment	—	29,467
Other	2	—
Changes in operating assets and liabilities
Accounts receivable	3,795	7,497
Inventory	3,879	(2,764)
Prepaid expenses	(397)	671
Other current assets	(198)	25
Other assets	162	(392)
Accounts payable and accrued expenses	15,182	(3,809)
Other current liabilities	(190)	44
Deferred revenue	(1,821)	(72)
Other long term liabilities	(953)	(612)
Other non-current lease liabilities	(8,068)	(5,755)
Net cash provided by (used in) operating activities	(35,949)	(40,024)
Investing Activities:
Purchases of property and equipment	(1,911)	(2,176)
Purchases of available-for-sale securities	—	(18,950)
Proceeds from sales and maturities of marketable securities	—	35,500
Net cash provided by (used in) investing activities	(1,911)	14,374
Financing Activities:
Payment of acquisition-related contingent liabilities	(582)	—
Acquisition holdback payment	—	(250)
Proceeds from exercise of common stock options	—	187
Taxes paid related to net share settlement of equity awards	(444)	(305)
Net cash provided by (used in) provided by financing activities	(1,026)	(368)
Effect of exchange rate changes on cash	57	(58)
Net change in cash, cash equivalents, and restricted cash	(38,829)	(26,076)
Cash, cash equivalents, and restricted cash
Beginning of year	118,284	125,672
End of period	$79,455	$99,596

Supplemental disclosures of cash flow information
Cash and cash equivalents	$59,279	$98,166
Restricted cash	19,371	—
Restricted cash in other non-current assets	805	1,430
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$79,455	$99,596
Non cash operating activities
Common stock issued in connection with acquisition earnout achievement	$750	$—
Non cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued expenses	$52	$133
Common stock disbursed to settle acquisition holdback	—	250
Acquisition of cross license (Note 15)	5,474	—

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

Proposed Merger with Nano Dimension Ltd.

On September 25, 2024, the Company entered into an Agreement and Plan of Merger (the “Nano Merger Agreement”) with Nano Dimension Ltd., an Israeli company (“Nano”), and Nano US II, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Nano (“Nano Merger Sub”), pursuant to which Nano Merger Sub will merge with and into the Company (the “Nano Merger”), with the Company surviving the Nano Merger as an indirect wholly-owned subsidiary of Nano. Following the closing of the Nano Merger (the “Nano Merger Closing”), the Company’s Common Stock (as defined below), will be delisted from the New York Stock Exchange (the “NYSE”) and will be deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Subject to the terms and conditions set forth in the Nano Merger Agreement, at the effective time of the Nano Merger (the “Effective Time”), each outstanding share of common stock, par value $0.0001 per share, of the Company (“Common Stock”) (other than (i) shares of the Company’s preferred stock, par value $0.0001 per share (“Preferred Stock”), (ii) shares of Common Stock held by the Company as treasury stock or otherwise held directly by a Company subsidiary, Nano or Nano Merger Sub immediately prior to the Effective Time, and (iii) shares of Common Stock held by Company stockholders that are entitled to, and have properly demanded appraisal for such shares, in accordance with, and have complied in all respects with, Section 262 of the Delaware General Corporation Law (such shares, “Dissenting Shares” and together with clauses (i)-(iii), the “Excluded Shares”)), will be converted automatically into the right to receive an amount in cash equal to $5.00 per share, without interest, less any applicable tax withholdings. Immediately prior to the Effective Time, each Excluded Share will be cancelled and cease to exist and no consideration will be paid or payable in respect thereof.

The Nano Merger is subject to approval by Markforged’s stockholders, the receipt of required regulatory approvals and other customary closing conditions.

For further information about the Nano Merger, please refer to the Nano Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and the Company’s preliminary Proxy Statement filed on Schedule 14A with the SEC on October 21, 2024.

Reverse Stock Split

On September 19, 2024, the Company effected a 10-for-1 reverse stock split of the Company's Common Stock. All shares of Common Stock, stock-based instruments and per-share data included in these unaudited condensed consolidated financial statements have been retroactively adjusted as though the stock split had been effected prior to all periods presented. As a result of the reverse stock split, the Company issued 160,658 additional shares of Common Stock to stockholders who would have otherwise received fractional shares of Common Stock post-reverse stock split.

Regaining Compliance with the NYSE’s Minimum Bid Price Listing Requirement

On October 30, 2024, the NYSE notified the Company that it had regained compliance with the NYSE’s minimum bid price listing requirement pursuant to Section 802.01C of the NYSE Listed Company Manual with respect to its Common Stock because the average closing price of the Common Stock exceeded $1.00 per share over a consecutive 30 trading-day period. The Company had previously been notified by the NYSE that it had fallen out of compliance with the NYSE’s minimum bid price listing requirement on November 17, 2023.

Delisting of Public Warrants

On September 26, 2024, the NYSE notified the Company that the NYSE had determined to delist the Company’s Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company did not appeal NYSE’s determination and expects that its Public Warrants will be delisted from the NYSE in the near future.

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

Currently we generate negative operating cash flows and may continue to do so as we focus on pursuing commercialization and product development. During the nine months ended September 30, 2024 and 2023 we generated net negative cash flows from operations of $35.9 million and $40.0 million, respectively. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

We have enacted, and intend to continue to enact, cost savings measures to preserve capital. In November 2023, we announced a cost restructuring initiative that included an approximate 10% workforce reduction and other operational savings measures expected to deliver operating costs savings of approximately $9 - $12 million in 2024. Further, in August 2024, we announced an approximate $25 million cost reduction initiative that is expected to reduce the Company’s operating expenses to a yearly run rate of approximately $70 million. We expect that most of these cost reduction initiatives will be completed in the second half of fiscal year 2024. We expect to incur $1.8 million of one-time termination costs associated with the cost initiative. During the third quarter of 2024 we incurred $1.7 million of the one-time termination costs, of which $0.3 million is recorded in sales and marketing, $0.9 million in research and development, and $0.5 million in general and administrative expense on the condensed consolidated statement of operations. We are currently evaluating other potential initiatives we may undertake to reduce our operating expenses and manage our cash flows. These initiatives could include rationalizing our product portfolio, workforce adjustments based on changes to the business, improving our supply chain and logistics, and improving our inventory management. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Risks and Uncertainties

We continue to monitor, analyze, and respond to evolving developments regarding supply chain disruptions and the economic downturn. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company including certain accounting estimates around its supply chain, accounts receivable, inventory and related reserves, and intangible assets, were assessed and had no material impact as of and for the three and nine months ended September 30, 2024. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include allowance for expected credit losses, reserve for excess and obsolete inventory, fair value of contingent earnout liability, fair value of earnout share awards, fair value of the private placement warrant liability, assumptions in revenue recognition, and valuation of intangibles and goodwill. The Company evaluates its estimates based on historical experience, current conditions, and various other assumptions that it believes are reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date.

As of September 30, 2024 the Company has accrued $18.0 million in connection with the Continuous Composites settlement discussed further in Note 15 to our unaudited condensed consolidated financial statements. The Company has investments in the amount of $19.4 million on its condensed consolidated balance sheet as restricted cash as of September 30, 2024 for the purpose of funding a surety bond in connection with this liability. The surety bond was terminated on October 30, 2024 in connection with the settlement of the Continuous Composites litigation.

Noncurrent restricted cash as of September 30, 2024 and December 31, 2023 relates to deposits to secure letters of credit totaling $0.8 million and $1.4 million, respectively. The deposits are related to contracts that have a remaining term greater than twelve months, and thus this cash is included in other noncurrent assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Restricted cash equivalents, beginning of period	$19,121	$—	$—	$—
Surety bond collateral	—	—	19,075	—
Interest received	250	—	296	—
Balance at end of period	$19,371	$—	$19,371	$—

Restricted cash in non-current assets, beginning of period	1,430	1,430	1,430	1,430
Cash released from restriction	(625)	—	(625)	—
Balance at end of period	$805	$1,430	$805	$1,430

Short-term Investments

The Company has previously invested its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate bonds and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Investments in marketable securities are recorded at fair value, and unrealized gains and losses are reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Realized gains and losses and declines in the value of securities attributable to actual or expected losses are included in other income (expense), net in the consolidated statements of operations. All investments in marketable securities mature within one year.

The Company did not hold any short term investments as of September 30, 2024 or December 31, 2023. Cash equivalents are invested in the following:

	September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$54,848	$—	$—	$54,848
Total cash equivalents	$54,848	$—	$—	$54,848

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$110,775	$—	$—	$110,775
Total cash equivalents	$110,775	—	—	$110,775

Accounts Receivable and Allowance for Expected Credit Losses

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

The following presents the changes in the balance of the Company’s allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$438	$183	$360	$1,559
Provision adjustment	23	300	351	(566)
Write – offs	—	—	(250)	(510)
Balance at end of period	$461	$483	$461	$483

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$54,848	—	—	$54,848
Money market funds included in restricted cash	19,371	—	—	19,371
Total assets	$74,219	$—	$—	$74,219
Liabilities:
Contingent earnout liability	$7,653	$—	$—	$7,653
Total liabilities	$7,653	$—	$—	$7,653

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$110,775	—	—	$110,775
Total cash and cash equivalents	$110,775	$—	$—	$110,775
Total assets	$110,775	$—	$—	$110,775
Liabilities:
Contingent earnout liability	$—	$—	$1,379	$1,379
Private placement warrant liability	—	—	189	189
Teton acquisition contingent earnout liability	—	—	1,500	1,500
Total liabilities	$—	$—	$3,068	$3,068

The Company historically remeasured its Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Binomial Lattice Model. The valuation of the earnout shares was historically based on a Monte Carlo simulation. The significant assumptions used in preparing the above models as well as fair value methods used as of September 30. 2024 are disclosed in Note 12 Stock Warrants and Note 11 Earnout. The Teton Software Simulation ("Teton") contingent earnout was related to development and business milestone metrics estimated using a scenario-based approach discussed in Note 2, Contingent Earnout Liability. The Teton development milestone was met and settled in 2022. The Teton business milestone was met in the first quarter of 2024 and settled in the second quarter of 2024. The fair value level of the contingent earnout liability was transferred from level 3 to level 1 in the third quarter of 2024.

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total
Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678
Change in fair value	2,509	(220)	—	2,289
Fair Value as of September 30, 2023	$4,924	$441	$602	$5,967

Fair Value as of December 31, 2023	$1,379	$189	$1,500	$3,068
Change in fair value	6,274	(189)	—	6,085
Settlement of liability acquired as part of acquisitions	—	—	(1,500)	(1,500)
Fair Value as of September 30, 2024	$7,653	$—	$—	$7,653

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral from customers for amounts owed. As of September 30, 2024 no one customer represented 10% of the accounts receivable balance. As of December 31, 2023 no one customer represented greater than 10% of the accounts receivable balance. No one customer represented 10% of total revenue for the three and nine months ended September 30, 2024. For the three months ended September 30, 2023, one customer represented 11% of total revenue, and no one customer represented 10% of total revenue for the nine months ended September 30, 2023. Historically, the Company has not experienced any significant credit loss related to any individual customer.

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

The Company determined the Continuous Composites litigation judgment discussed in Note 15 was a triggering event as of March 31, 2024. The undiscounted cash flows of the asset groups were determined to exceed carrying value, as such there was not any impairment to long-lived assets as of March 31, 2024.

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

Sales and Marketing

Advertising costs, a component of sales and marketing expenses, were $0.6 million and $1.7 million during the three and nine months ended September 30, 2024, respectively, compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2023, respectively.

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

Warranty reserves are included within accrued expenses on the unaudited condensed consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$807	$556	$886	$620
Additions to warranty reserve	110	444	541	975
Claims fulfilled	(164)	(292)	(674)	(887)
Balance at end of period	$753	$708	$753	$708

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

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $115.00 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the three and nine months ended September 30, 2024 and 2023, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for Common Stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, A-Star, the sponsor of AONE (the "Sponsor") surrendered 261,000 shares ("Sponsor Earnout Shares") and eligible Markforged equity holders were entitled to receive as additional merger consideration 1,466,666 shares of the Company’s Common Stock ("Markforged Earnout Shares") upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 11). The contingent obligations to issue Markforged Earnout Shares in respect of Markforged Common Stock and release from lock-up Sponsor Earnout Shares, are accounted for as liability classified instruments in accordance with Accounting Standards Codification Topic 815-40, as the Earnout Triggering Events that determine the number of Sponsor and Markforged Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of Common Stock of Markforged. The liability was recognized at the reverse recapitalization date and is subsequently remeasured at each reporting date with changes in fair value recorded in the condensed consolidated statements of operations.

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

The contingent earnout liability was categorized as a Level 3 fair value measurement (see Fair Value of Financial Instruments accounting policy as described above) because the Company estimated projections during the Earnout Period utilizing unobservable inputs. Contingent earnout payments involve certain assumptions requiring significant judgment and actual results can differ from assumed and estimated amounts.

The consummation of the Nano Merger constitutes an Earnout Triggering Event, and the Markforged Earnout Shares will be issued upon the closing of the Nano Merger. The valuation of the Markforged Earnout Shares and Sponsor Earnout Shares was based on the closing price of Common Stock as of September 30, 2024, as the triggering event of a change in control of the Company was determined to be probable as a result of the pending Nano Merger and reflected in the stock price. As such, the contingent earnout liability was categorized as a Level 1 fair value measurement as of September 30, 2024.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date, when control of the underlying asset is transferred from the lessor to the lessee, as operating or finance leases and records a right-of-use (“ROU”) asset and a lease liability on the condensed consolidated balance sheet for all leases with an initial lease term of greater than 12 months. The Company has elected to not recognize leases with a lease term of 12 months or less on the condensed consolidated balance sheet and will recognize lease payments for such short-term leases as an expense on a straight-line basis over the lease term.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases during the three and nine months ended September 30, 2024 and 2023.

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

Intangible Assets

Intangible assets consist of identifiable intangible assets acquired, specifically, developed technology, customer relationships, trade names and a mutual patent license with Continuous Composites. The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future operations. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Capitalized Software

The Company capitalizes qualifying internal-use software development costs, primarily related to its cloud platform. The costs consist of personnel costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, which is typically 3 to 7 years.

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

A portion of the acquisition consideration is contingent on achievement by Teton of certain business and development milestones, with a fair value of $1.6 million as of the date of acquisition. The Company will pay up to $1.5 million of business related contingent consideration based on stated sales or usage metrics, which had a fair value of $0.6 million as of the date of acquisition. The fair value of this milestone was determined to be $1.5 million as of December 31, 2023 and the milestone was determined to have been met as of March 31, 2024. The milestone was settled during the second quarter of 2024 by $0.75 million of cash and 108,614 shares. The development earnout related to product technical milestones, which had a fair value of $1.0 million as of the date of acquisition. This milestone was met and $0.75 million of cash and 31,249 shares were disbursed in 2022. Of the acquisition date cash and equity consideration indicated below, $0.25 million of the cash consideration and $0.25 million of the equity consideration was “held-back” and settled in the second quarter of 2023.

Digital Metal AB (“Digital Metal”)

On August 31, 2022 (the “Closing Date”), pursuant to a Sale and Purchase Agreement (the “Purchase Agreement”) by and between Markforged and Höganäs Aktiebolag, a limited liability company incorporated under the laws of Sweden (the “Seller”), the Company completed its acquisition of all of the outstanding share capital of Digital Metal AB, a limited liability company incorporated under the laws of Sweden (“Digital Metal”). At the closing, the Company issued 410,000 shares of Common Stock of the Company, and paid approximately $33.5 million in cash. The cash payment was comprised of $32.0 million related to the purchase price and $1.5 million to settle certain intercompany balances between the Seller and Digital Metal. The acquisition of Digital Metal, the creator of a precise and reliable binder jetting solution, extends Markforged's capabilities into high-throughput production of metal additive parts.

Note 4. Revenue

Contract Balances

For the three and nine months ended September 30, 2024, the Company recognized $2.9 million and $8.6 million from the deferred revenue account balances as of June 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2023, the Company recognized $2.6 million and $6.0 million from the deferred revenue account balance as of June 30, 2023 and December 31, 2022. respectively.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $3.1 million expected to be recognized in the remainder of 2024, $6.3 million expected to be recognized in 2025, $2.6 million expected to be recognized in 2026, and $1.0 million thereafter.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Hardware	$11,591	$12,154	$35,515	$43,855
Consumables	5,770	5,162	18,088	18,099
Services	3,123	2,759	9,116	7,660
Total Revenue	$20,484	$20,075	$62,719	$69,614

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Machinery and equipment	$11,199	$11,249
Leasehold improvements	12,492	12,613
Computer equipment	3,512	3,481
Furniture and fixtures	302	438
Computer software	258	242
Construction in process	329	523
Property and equipment, gross	28,092	28,546
Less: Accumulated depreciation	(12,228)	(10,833)
Property and equipment, net	$15,864	$17,713

For the three and nine months ended September 30, 2024, depreciation expense for property and equipment was $1.1 million and $3.2 million, respectively, compared to $1.1 million and $3.1 million, respectively, for the three and nine months ended

September 30, 2023. Losses on disposal of fixed assets were $0.4 million for the three and nine months ended September 30, 2024, respectively.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw material	$3,744	$4,324
Work in process	471	555
Finished goods	17,457	21,894
Total inventory	$21,672	$26,773

The Company maintained reserves for obsolete and excess inventory of $3.0 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, obsolete and excess inventory related to finished goods was $2.2 million and $0.8 million was related to raw materials. As of December 31, 2023, the obsolete and excess inventory reserve related to finished goods was $1.3 million and $0.5 million was related to raw materials. The reserve for obsolete and excess inventories was recorded within cost of revenue in the condensed consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The Company’s intangible assets are related to the acquisitions of Teton Simulation Software in April 2022 and Digital Metal AB in August 2022, as well as the mutual patent licenses that are part of the Continuous Composites Settlement Agreement (see Note 15).

The Company recorded a full goodwill impairment charge of $29.5 million in the condensed consolidated statements of operations during the three months ended September 30, 2023. This impairment was driven by the decline in the Company’s actual and forecasted operating results, as well as a decline in market capitalization.

The following tables summarizes the Company’s intangible assets (in thousands):

		September 30, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(2,026)	$14,774	$16,800	$(970)	$15,830
Customer relationships	9 years	560	(129)	431	560	(83)	477
Trade names	1 year	90	(90)	—	90	(90)	—
Licenses	23 years	5,457	—	5,457	—	—	—
Foreign currency translation		743	(77)	666	848	(27)	821
Intangible Assets, net		$23,650	$(2,322)	$21,328	$18,298	$(1,170)	$17,128

The Company recognized the following amortization expense to cost of revenue and operating expense during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$357	$214	$1,065	$660
Operating expenses	35	35	76	120
Total	$392	$249	$1,141	$780

Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which we anticipate continued use of the asset. Mutual patent licenses amortization is based on the term of the patent on a straight-line basis. The estimated future amortization expense for amortizable assets to be recognized was as follows as of September 30, 2024 (in thousands):

2024 (remaining three months)	$394
2025	2,294
2026	2,506
2027	2,257
2028	1,878
Thereafter	11,999
Total	$21,328

Note 8. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	September 30, 2024	December 31, 2023
Warranty reserve	753	$886
Compensation, benefits, and expenses	3,928	4,213
Professional services	3,356	2,540
Marketing and advertising	114	325
Accrued taxes	286	252
Accrued freight and duties	657	594
Purchase commitment	309	700
Other	658	330
Total accrued expense	$10,061	$9,840

Note 9. Common Stock and Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	September 30, 2024	December 31, 2023
Common stock options outstanding and unvested RSUs	3,173,341	2,619,944
Shares available for issuance under the 2021 Plan	2,772,332	2,702,849
Common stock warrants outstanding	852,500	852,500
Shares available for issuance as Earnout RSUs	140,000	140,000
Employee stock purchase plan	1,049,136	850,553
Total shares of authorized common stock reserved for future issuance	7,987,309	7,165,846

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2024, 2,772,332 and 1,049,136 shares of Common Stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

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

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of the base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s Common Stock occurring at offering periods determined by the Company. At each offering period, the eligible employee will have the option to acquire Common Stock at a discount of up to 15% of the lesser of the Company’s Common Stock on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan will be increased by the lesser of (i) 470,000 shares of Common Stock, (ii) one percent of the number of shares of Common Stock issued and outstanding as of December 31 of the immediately preceding year, or (iii) number of shares of Common Stock determined by the Company. During the nine months ended September 30, 2024 and 2023 the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP. No offering period under the 2021 ESPP may commence following September 25, 2024, the date on which we entered into the Nano Merger Agreement, unless the Nano Merger Agreement is terminated in accordance with its terms and the Nano Merger is not consummated.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and no further awards will be granted thereunder. The 2013 Plan was terminated at Closing and all outstanding awards became outstanding under the 2021 Plan. Option activity under the plan for the year to date period ending September 30, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2023	1,088,845	$20.71	6.13
Granted	—	—
Exercised	—	—
Forfeited	(21,201)	19.42
Outstanding at September 30, 2024	1,067,644	$20.73	5.38
Options exercisable at September 30, 2024	1,057,402	$20.72	5.38

The aggregate intrinsic value of stock options outstanding at September 30, 2024 was $8.0 thousand. As of September 30, 2024, the Company had 1,050,710 options vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Nine months ended September 30,
(in thousands, except weighted average)	2024	2023
Intrinsic value of options exercised	$—	$501

In the nine months ended September 30, 2024 and 2023, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the nine months ended September 30, 2024, the Company awarded RSUs to newly hired employees and continuing employees. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. The following table summarizes the RSU activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2023	1,531,100	$21.21
Granted	1,239,585	4.10
Vested	(422,057)	23.49
Forfeited	(242,931)	19.44
Unvested at September 30, 2024	2,105,697	$10.89

Stock-Based Compensation Expense

Total unrecognized stock-based compensation expense for the RSUs outstanding was $16.8 million at September 30, 2024, which is expected to be recognized over a weighted-average period of 3.3 years. Total unrecognized stock-based compensation expense for the options outstanding was $0.1 million at September 30, 2024, which is expected to be recognized over a weighted-average period of 0.3 years.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options	$294	$684	$889	$2,138
Restricted stock units	2,881	3,459	9,031	8,088
Stock-based compensation expense for restricted stock units and options	$3,175	$4,143	$9,920	$10,226

During the three and nine months ended September 30, 2024, the Company recognized de minimis stock-based compensation expense related to the Markforged Earnout. The unrecognized compensation expense related to the Markforged Earnout was $0.1 million and would be recognized over a remaining period of no more than 0.75 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares were recognized in the following captions within the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$28	$39	$112	$201
Sales and marketing	360	448	1,152	1,423
Research and development	804	1,195	2,913	3,524
General and administrative	1,950	2,430	5,671	5,010
Total stock-based compensation expense	$3,142	$4,112	$9,848	$10,158

Note 11. Earnout

During the five year period after the Closing (“Earnout Period”), Eligible Markforged Equityholders are entitled to receive up to 1,466,666 Markforged Earnout Shares upon the occurrence of certain triggering events (the “Earnout”). During the Earnout Period, the Sponsor’s 261,000 surrendered shares of common stock will be released from lock-up upon certain triggering events, including a change in control of the Company.

On the date when the volume-weighted average trading sale price (“VWAP”) of one share of the Common Stock quoted on the NYSE is greater than or equal to $125.00 for any twenty trading days within any thirty consecutive trading day period within the Earnout Period (“Triggering Event I”), the Eligible Markforged Equityholders will receive 800,000 Markforged Earnout Shares distributed on a pro-rata basis and 50% of the Sponsor’s surrendered shares will be released from lock-up to the Sponsor.

On the date when the VWAP of one share of the Company’s common stock quoted on the NYSE is greater than or equal to $150.00 for any twenty trading days within any thirty consecutive trading day period within the Earnout Period (“Triggering Event II” and together with Triggering Event I, each a "Triggering Event"), the Eligible Markforged Equityholders will receive the remaining 666,666 Markforged Earnout Shares distributed on a pro-rata basis and the remaining 50% of the Sponsor’s surrendered shares will be released from lock-up to the Sponsor.

As discussed in Note 2, Summary of Significant Accounting Policies, there are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, whether vested or unvested, or with respect to Legacy Markforged common stock. Earnout Shares issuable with respect to an unvested Legacy Markforged equity award as Earnout RSUs are subject to forfeiture if the holder does not complete the required service period. From the Closing through the date of a forfeiture of an unvested Legacy Markforged equity award, forfeited Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis. The forfeited Earnout Shares are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of September 30, 2024:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	732,993	610,827
Stock compensation	67,007	55,839
Total Earnout Shares	800,000	666,666

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $80.40 per share issuable upon Triggering Event I and $76.60 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of September 30, 2024 was $4.77 per share issuable upon Triggering Event I and $4.77 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor Earnout Shares was based on the closing price of the Common Stock as of September 30, 2024 as the triggering event of a change in control of the Company was determined to be probable as a result of the pending Nano Merger and reflected in the stock price. The valuation of the Markforged Earnout Shares and surrendered Sponsor Earnout Shares was based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available as of December 31, 2023 and September 30, 2023. The following table describes the assumptions used in the valuation:

	December 31,	September 30,
	2023	2023
Current stock price	$8.20	$14.50
Expected volatility	85.00%	80.00%
Risk-free interest rate	4.07%	4.79%
Dividend rate	—%	—%
Expected term (years)	2.54	2.79

None of the Earnout Triggering Events have occurred as of September 30, 2024 and therefore no earnout shares were distributed.

Note 12. Stock Warrants

Private Placement Warrants and Public Warrants

On September 26, 2024, the NYSE notified the Company that the NYSE had determined to delist the Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company did not appeal the NYSE’s determination and expects that the Public Warrants will be delisted from the NYSE in the near future.

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a fair value of nil as of September 30, 2024. The Company recorded a gain of $0.1 million and a loss of $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded gains of $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. The changes in fair value were included in change in fair value of derivative liabilities on the unaudited condensed consolidated statements of operations.

The Company benchmarks the change in fair value of the Private Placement Warrants against the market price of the publicly traded warrants at each quarter end, the closing price of which was nil as of September 30, 2024 and $0.14/warrant as of September 30, 2023.

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s unaudited condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company recognized a tax benefit of $0.2 million and $0.7 million during the three and nine months ended September 30, 2024, respectively, and a benefit of $0.2 million and $0.6 million during the three and nine months ended September 30, 2023, respectively.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2024 and December 31, 2023, the Company’s uncertain tax positions are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating loss carryforwards and capitalized research and development costs at December 31, 2023. Since its inception, the Company has not recorded any income tax benefits for the net losses incurred or for the research and development tax credits earned in each year and interim period, as the Company believes, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss carryforwards and tax credit carryforwards will not be realized. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been established at December 31, 2023. There is no material adjustment to the valuation allowance at September 30, 2024.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA became effective on January 1, 2023. The IRA has not materially impacted our income tax expense (benefit) since becoming effective.

On October 2021, more than 135 countries and jurisdictions agreed to participate in a "two-pillar" international tax approach developed by the Organisation for Economic Co-operation and Development (OECD), which includes establishing a global minimum corporate tax rate of 15%. As of September 30, 2024, the Company does not expect Pillar Two taxes to have a significant impact on its 2024 financial statements.

Note 14. Leases

Rent expense under the Company’s operating lease agreements was $1.6 million and $1.9 million for the three months ended September 30, 2024 and 2023. Rent expense under the Company’s operating lease agreements was $5.0 million and $6.0 million for the nine months ended September 30, 2024 and 2023. There were not any financing, variable, or short term leases during the nine months ended September 30, 2024 and 2023.

On July 26, 2024, our wholly-owned subsidiary, MarkForged, Inc., entered into a Lease Termination Agreement (the “Termination Agreement”), with GRE Riverworks, LLC, a Delaware limited liability company (the “Landlord”), in connection with the termination of the Office Lease, dated July 29, 2020, by and between MarkForged, Inc., as tenant, and the Landlord (the “Lease Agreement”). Pursuant to the Termination Agreement, we paid the Landlord a termination fee of $2.75 million and the Letter of

Credit in the amount of $0.6 million was returned to us in the third quarter of 2024. The gain of $1.0 million recorded on the lease termination is recorded in other income (expense), net.

Future minimum lease payments under these agreements were as follows as of September 30, 2024:

(in thousands)	Amount
2024 (remaining three months)	$994
2025	5,955
2026	6,046
2027	6,192
2028	6,338
After 2029	16,441
Total future lease payments	$41,966
Less: interest	(8,399)
Present value of lease liabilities	$33,567

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	$8,068	$5,755

	September 30, 2024	September 30, 2023
Other lease information
Weighted-average remaining lease term - Operating leases	6.8 years	7.3 years
Weighted-average discount rate - Operating leases	6.7%	6.4%

Note 15. Commitments and Contingencies

Legal Proceedings

From time to time, the Company has been involved in claims that arise during the ordinary course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that address accounting for contingencies. The Company expenses the costs related to its legal proceedings as incurred. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these legal matters will have a material effect on our results of operation or financial condition, other than as discussed below regarding the settlement of the matter involving Continuous Composites Inc. (“Continuous Composites”), which we previously disclosed. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

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

Following post-trial motions relating to the jury verdict, on September 20, 2024, the Company entered into the Settlement Agreement with Continuous Composites. The Settlement Agreement resolved all claims and counterclaims in the patent infringement litigation brought by Continuous Composites against the Company in the lawsuit. Under the terms of the Settlement Agreement, the Company made an initial upfront payment of $18 million to Continuous Composites, which payment was made on October 10, 2024, and is required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provides for a dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. On October 11, 2024, the parties filed a Stipulation of Dismissal with the United States District Court for the District of Delaware, which was granted, and the case was terminated. As of September 30, 2024, in connection with the settlement, the Company has accrued within the settlement payable caption on the condensed consolidated balance sheet the $17.3 million original jury verdict, the previously accrued interest of $0.4 million recorded in the litigation judgment caption of the condensed consolidated statement of operations during the three months ended September 30, 2024, and a $0.3 million incremental current liability. The incremental amount due under the Settlement

Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and is recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the life of the patents of 23 years. The future payments of $7.0 million under the Settlement Agreement are secured by the Security Agreement and as such the Company has recorded a long-term settlement payable on the condensed consolidated balance sheet of $5.2 million which will accrete $1.8 million of interest over the payment term recognized as interest expense. In addition, as of September 30, 2024, the Company has restricted cash in the amount of $19.4 million as a result of funding a surety bond in connection with the original verdict, which amount reflects the original judgment of $17.3 million in monetary damages plus $2.1 million of interest to cover the prejudgment period and duration of the appeal process. The restriction on these funds was removed on October 30, 2024 as a result of the termination of the surety bond.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(23,370)	$(51,362)	$(73,714)	$(89,369)
Net loss attributable to common stockholders - Basic & Diluted	(23,370)	(51,362)	(73,714)	(89,369)
Denominator:
Weighted average shares outstanding - Basic	20,330,917	19,741,014	20,129,099	19,639,131
Add: Weighted average unvested options outstanding	—	—	—	—
Add: Dilutive effect of restricted units issued	—	—	—	—
Weighted average shares outstanding - Diluted	20,330,917	19,741,014	20,129,099	19,639,131
Net loss per common share:
Basic	$(1.15)	$(2.60)	$(3.66)	$(4.55)
Diluted	(1.15)	(2.60)	(3.66)	(4.55)

For the three and nine months ended September 30, 2024 and 2023, the Company was in a net loss position, thus the effect of potentially dilutive securities, including unvested restricted stock units, unvested or unexercised stock options, warrants and earnout shares, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested restricted stock units	2,105,697	1,637,365	1,609,687	1,232,995
Unvested or unexercised options	1,067,644	1,113,728	1,070,432	1,118,821
Warrants	852,498	852,498	852,498	852,498
Contingently issuable earnout shares	1,466,666	1,466,666	1,466,666	1,466,666
Total	5,492,505	5,070,257	4,999,283	4,670,980

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Americas	$10,351	$10,047	$30,134	$32,487
EMEA	6,259	5,713	19,379	21,823
APAC	3,874	4,315	13,206	15,304
Total	$20,484	$20,075	$62,719	$69,614

The Company’s long-lived assets, inclusive of right-of-use assets, are substantially located in the United States, where the Company’s primary operations are located.

Note 18. Subsequent Events

The Company has investments in the amount of $19.4 million on its condensed consolidated balance sheet as restricted cash as of September 30, 2024 for the purpose of funding a surety bond in connection with the Continuous Composites litigation. On October 30, 2024, the Company funds were released from restriction and the surety bond was terminated.

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $62.7 million and $69.6 million for the nine months ended September 30, 2024 and 2023, respectively, and incurred net losses of $73.7 million and $89.4 million, respectively, for those same periods. Net loss for the nine months ended September 30, 2024 was inclusive of a $18.0 million accrual related to the Continuous Composites case. As of September 30, 2024, we had an accumulated deficit of $278.4 million and cash and cash equivalents of $59.3 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

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

Reverse Stock Split

On September 19, 2024, the Company effected a 10-for-1 reverse stock split of the Company’s Common Stock. All shares of the Company’s Common Stock, stock-based instruments and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the stock split has been effected prior to all periods presented.

Regaining Compliance with the NYSE’s Minimum Bid Price Listing Requirement

On October 30, 2024, the NYSE notified the Company that it had regained compliance with the NYSE’s minimum bid price listing requirement pursuant to Section 802.01C of the NYSE Listed Company Manual with respect to its Common Stock because the average closing price of the Common Stock exceeded $1.00 per share over a consecutive 30 trading-day period. The Company had previously been notified by the NYSE that it had fallen out of compliance with the NYSE’s minimum bid price listing requirement on November 17, 2023.

Proposed Merger with Nano Dimension Ltd.

On September 25, 2024, we entered into the Nano Merger Agreement with Nano and Nano Merger Sub to effect the Nano Merger, pursuant to which we will survive the Nano Merger as an indirect wholly-owned subsidiary of Nano. Following the Nano Merger Closing, our Common Stock will be delisted from the NYSE and will be deregistered under the Exchange Act.

Subject to the terms and conditions set forth in the Nano Merger Agreement, at the Effective Time of the Nano Merger, each outstanding share of our Common Stock, other than Excluded Shares, will be converted automatically into the right to receive an amount in cash equal to $5.00 per share, without interest, less any applicable tax withholdings. Immediately prior to the Effective Time, each Excluded Share will be cancelled and cease to exist and no consideration will be paid or payable in respect thereof.

The Nano Merger is subject to approval by our stockholders, the receipt of required regulatory approvals and other customary closing conditions.

For further information about the Nano Merger, refer to the Nano Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and our preliminary Proxy Statement filed on Schedule 14A with the SEC on October 21, 2024.

Settlement Agreement and Security Agreement

On September 20, 2024, we entered into the Settlement Agreement with Continuous Composites to settle outstanding litigation claims and counterclaims, which are further described in Part II, Item 1 – Legal Proceedings of this Current Report on Form 10-Q. We paid the first settlement payment of $18 million required under the Settlement Agreement on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively. These settlement payments are secured by a security interest granted to Continuous Composites in, among other assets, our patent intellectual property rights pursuant to a Security Agreement entered into with Continuous Composites on September 20, 2024 (the “Security Agreement”). Our inability to make any future settlement payments may result in the forfeiture of our patent intellectual property rights to Continuous Composites under the terms of the Security Agreement.

In consideration of the settlement payments, the Settlement Agreement provides for a dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. On October 11, 2024, the parties filed a Stipulation of Dismissal with the United States District Court for the District of Delaware, which was granted, and the case was terminated.

As of September 30, 2024 we had accrued $18.0 million in connection with the Continuous Composites litigation. The Company has investments in the amount of $19.4 million on its balance sheet as restricted cash as of September 30, 2024 for the purpose of funding a surety bond in connection with this liability. The surety bond was subsequently terminated on October 30, 2024 following settlement of the Continuous Composites litigation.

Copies of the Settlement Agreement and Security Agreement are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q.

Delisting of Public Warrants

On September 26, 2024, the NYSE notified the Company that the NYSE had determined to delist our Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. We did not appeal the NYSE’s determination and expect that our Public Warrants will be delisted from the NYSE in the near future.

Lease Termination

On July 26, 2024, our wholly-owned subsidiary, MarkForged, Inc., entered into a Lease Termination Agreement (the “Termination Agreement”), with GRE Riverworks, LLC, a Delaware limited liability company (the “Landlord”), in connection with the termination of the Office Lease, dated July 29, 2020, by and between MarkForged, Inc., as tenant, and the Landlord (the “Lease Agreement”). Pursuant to the Termination Agreement, we paid the Landlord a termination fee of $2.75 million and the Letter of Credit in the amount of $0.6 million was returned to us in the third quarter of 2024. The gain of $1.0 million on the lease termination is recorded in other income (expense), net.

A copy of the Termination Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (referred to as success plans), software, and additive manufacturing training and education (which we also refer to as “Subscription Plans,” which we have sold as one package since the beginning of the second quarter of 2023). Our service revenue is generally realized over a period of one to three years. Recurring revenue was 43% and 39% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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

Following post-trial motions relating to the jury verdict, on September 20, 2024, we entered into the Settlement Agreement with Continuous Composites to settle outstanding litigation claims and counterclaims, which are further described in Part II, Item 1 – Legal Proceedings of this Current Report on Form 10-Q. We paid the first settlement payment of $18 million required under the Settlement Agreement on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively.

As of September 30, 2024, in connection with the settlement, the Company has accrued within the settlement payable caption on the condensed consolidated balance sheet the $17.3 million original jury verdict, the previously accrued interest of $0.4 million recorded in the litigation judgment caption of the condensed consolidated statement of operations during the three months ended September 30, 2024, and a $0.3 million incremental current liability. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and is recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the life of the patents of 23 years. The future payments under the Settlement Agreement are secured by the Security Agreement and as such the Company has recorded a long-term settlement payable on the condensed consolidated balance sheet of $5.2 million which will accrete $1.8 million of interest over the payment term recognized as interest expense.

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

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of September 30, 2024 and December 31, 2023, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented.

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$20,484	$20,075	409	2%
Cost of revenue	10,441	10,907	(466)	(4)%
Gross profit	10,043	9,168	875	10%
Operating expenses
Sales and marketing	8,144	8,194	(50)	(1)%
Research and development	7,850	9,724	(1,874)	(19)%
General and administrative	11,162	12,202	(1,040)	(9)%
Goodwill impairment	—	29,467	(29,467)	(100)%
Litigation judgment	423	—	423	100%
Total operating expense	27,579	59,587	(32,008)
Loss from operations	(17,536)	(50,419)	32,883
Change in fair value of warrant liabilities	63	(94)	157	(167)%
Change in fair value of contingent earnout liability	(7,408)	(2,502)	(4,906)	196%
Other income (expense), net	471	(55)	526	(956)%
Interest expense	(169)	(127)	(42)	33%
Interest income	1,021	1,602	(581)	(36)%
Loss before income taxes	(23,558)	(51,595)	28,037
Income tax (benefit) expense	(188)	(233)	45	(19)%
Net loss	$(23,370)	$(51,362)	$27,992

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

The following table sets forth the changes in the components of gross margin for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$20,484	$20,075	$409	2%
Cost of revenue	10,441	10,907	(466)	(4)%
Gross profit	10,043	9,168	875	10%
Gross margin	49%	46%	—	3%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Hardware	$11,591	$12,154	$(563)	(5)%
Consumables	5,770	5,162	608	12%
Services	3,123	2,759	364	13%
Total Revenue	$20,484	$20,075	$409	2%

Consolidated revenue for the three months ended September 30, 2024 was $20.5 million compared with revenue of $20.1 million for the three months ended September 30, 2023, representing an increase of 2%. While we did see an increase in system revenue, our system sales continue to be impacted by a challenging macroeconomic environment.

Hardware revenue decreased 5% during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as system revenue continues to be impacted by a challenging macroeconomic environment. Consumable revenue increased 12% as a result of incremental hardware sales over the past year. Services revenue increased 13% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in services revenue was driven by the recurring nature of our services business and the launch of subscription offerings on April 1, 2023, as well as $0.3 million of non-recurring service revenue recorded in the three months ended September 30, 2024.

Cost of revenue and gross profit

Consolidated cost of revenue for the three months ended September 30, 2024 was $10.4 million compared with cost of revenue of $10.9 million for the three months ended September 30, 2023 representing a decrease of 4%. Gross profit increased $0.9 million, from $9.2 million for the three months ended September 30, 2023 to $10.0 million for the three months ended September 30, 2024. Gross profit margin for the three months ended September 30, 2024 was 49% while the gross profit margin for the three months ended September 30, 2023 was 46%. The increase in consolidated gross margin is primarily due to continued operational efficiencies and a shift in our product mix.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024		2023		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$8,144	40%	$8,194	41%	$(50)	(1)%
Research and development	7,850	38%	9,724	48%	(1,874)	(19)%
General and administrative	11,162	54%	12,202	61%	(1,040)	(9)%
Goodwill impairment	—	0%	29,467	147%	(29,467)	(100)%
Litigation judgment	423	2%	—	0%	—	100%
Total operating expenses	$27,579	135%	$59,587	297%	$(32,431)	(54)%

Sales and marketing expense was relatively consistent, decreasing by 1%, or $0.1 million, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Headcount and contractor related costs decreased by $0.5 million primarily due to the restructuring in the third quarter of 2024, which was partially offset by severance related costs of $0.3 million.

Research and development expenses decreased by 19%, or $1.9 million, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Headcount and contractor related costs decreased by $2.0 million primarily due to the restructuring in the third quarter of 2024, and prototype research and development decreased $0.8 million due to the phase of development of projects. These decreases were partially offset by severance related costs from the restructuring of $0.9 million.

General and administrative expenses decreased by 9%, or $1.0 million, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Notable changes period over period included headcount and contractor related costs which decreased by $1.1 million primarily due to the restructuring in the third quarter of 2024, a decrease in legal expenses of $2.2 million, and a decrease in rent expense of $0.3 million. These decreases were partially offset by transaction costs of $2.8 million and severance related costs from the restructuring of $0.5 million.

As of September 30, 2023, we experienced a decline in actual and forecasted operating results prompting impairment assessments of goodwill. As a result of this assessment, goodwill impairment of $29.5 million was recorded in the third quarter of 2023.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Change in fair value of derivative liabilities	$63	$(94)	$157	(167)%
Change in fair value of contingent earnout liability	(7,408)	(2,502)	(4,906)	196%
Other income (expense), net	471	(55)	526	(956)%
Interest expense	(169)	(127)	(42)	33%
Interest income	1,021	1,602	(581)	(36)%

The change in the fair value of the derivative and contingent earnout liability in the three month period ended September 30, 2024 compared to September 30, 2023 was primarily driven by the change in the price of our warrants and Common Stock, respectively, during each period.

The change in other income (expense), net is primarily due to the gain of $1.0 million recorded on the termination of the 480 Pleasant Street lease in the third quarter of 2024, partially offset by the $0.4 million loss on disposals of property, plant, and equipment during the three months ended September 30, 2024.

The change in interest income was directly correlated to the interest rates during each period, slightly offset by the decrease in the cash equivalent balance.

Provision for income taxes

We recorded a $0.2 million benefit for income taxes for the three months ended September 30, 2024 and 2023.

Comparison of the nine months ended September 30, 2024 and 2023

________________

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$62,719	$69,614	(6,895)	(10)%
Cost of revenue	31,665	36,891	(5,226)	(14)%
Gross profit	31,054	32,723	(1,669)	(5)%
Operating expenses
Sales and marketing	24,514	28,436	(3,922)	(14)%
Research and development	26,845	30,390	(3,545)	(12)%
General and administrative	33,661	36,450	(2,789)	(8)%
Goodwill impairment	—	29,467	(29,467)	(100)%
Litigation judgment	17,723	—	17,723	100%
Total operating expense	102,743	124,743	(22,000)
Loss from operations	(71,689)	(92,020)	20,331
Change in fair value of warrant liabilities	189	220	(31)	(14)%
Change in fair value of contingent earnout liability	(6,274)	(2,509)	(3,765)	150%
Other income (expense), net	252	(277)	529	(191)%
Interest expense	(493)	(243)	(250)	103%
Interest income	3,651	4,870	(1,219)	(25)%
Loss before income taxes	(74,364)	(89,959)	15,595
Income tax (benefit) expense	(650)	(590)	(60)	10%
Net loss	$(73,714)	$(89,369)	$15,655

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

The following table sets forth the changes in the components of gross margin for the nine months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$62,719	$69,614	$(6,895)	(10)%
Cost of revenue	31,665	36,891	(5,226)	(14)%
Gross profit	31,054	32,723	(1,669)	(5)%
Gross margin	50%	47%	—	(3)%

Comparison of revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Hardware	$35,515	$43,855	$(8,340)	(19)%
Consumables	18,088	18,099	(11)	(0)%
Services	9,116	7,660	1,456	19%
Total Revenue	$62,719	$69,614	$(6,895)	(10)%

Consolidated revenue for the nine months ended September 30, 2024 was $62.7 million compared with revenue of $69.6 million for the nine months ended September 30, 2023, representing a decrease of 10%, as system revenue continues to be impacted by a challenging macroeconomic environment.

Hardware revenue decreased 19% during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as system revenue continues to be impacted by a challenging macroeconomic environment. Services revenue increased approximately 19%, or $1.5 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in services revenue was driven by the recurring nature of our services business and the launch of subscription offerings on April 1, 2023, as well as $0.7 million of non-recurring service revenue recorded in the second quarter of 2024.

Cost of revenue and gross profit

Consolidated cost of revenue for the nine months ended September 30, 2024 was $31.7 million compared to $36.9 million for the nine months ended September 30, 2023, representing a decrease of 14%. Gross profit for the nine months ended September 30, 2024 decreased 5% from $32.7 million during the nine months ended September 30, 2023 to $31.1 million. Gross profit margin for the nine months ended September 30, 2024 was 50% while the gross profit margin for the nine months ended September 30, 2023 was 47%. The increase in consolidated gross margin is primarily due to continued operational efficiencies and a shift in our product mix.

Operating expenses

The following table sets forth the components of operating expenses for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024		2023		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$24,514	39%	$28,436	41%	$(3,922)	(14)%
Research and development	26,845	43%	30,390	44%	(3,545)	(12)%
General and administrative	33,661	54%	36,450	52%	(2,789)	(8)%
Goodwill impairment	—	0%	29,467	42%	(29,467)	(100)%
Litigation judgment	17,723	28%	—	0%	17,723	100%
Total operating expenses	$102,743	164%	$124,743	179%	$(22,000)	(18)%

Sales and marketing expense decreased 14%, or $3.9 million, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Headcount and contractor related costs decreased by $3.0 million primarily due to the restructuring in the third quarter of 2024. Events and travel costs decreased $0.9 million due to strategic cost management efforts. These decreases were partially offset by the severance related costs from the restructuring of $0.3 million.

Research and development expenses decreased 12%, or $3.5 million, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in research and development expense was primarily due to a decrease in headcount related expense of $4.0 million due to the restructuring in the third quarter of 2024. Prototype research and development decreased $1.0 million due to the phase of development of projects. These decreases were partially offset by the severance related costs from the restructuring of $0.9 million.

General and administrative expenses decreased 8%, or $2.8 million, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Notable changes period over period included the decrease in impairment of long-lived assets of $4.0 million related to the change in the fair value of the lease asset of our former headquarters, 480 Pleasant Street, during the quarter ended June 30, 2023, as well as decrease in headcount of $1.4 million due to the restructuring in the third quarter of 2024. These decreases were partially offset by transaction costs of $2.8 million and severance related costs from the restructuring of $0.5 million.

As of September 30, 2023, we experienced a decline in actual and forecasted operating results prompting impairment assessments of goodwill. As a result of this assessment, goodwill impairment of $29.5 million was recorded in the third quarter of 2023.

During the nine-months ended September 30, 2024, we accrued $17.7 million to account for the verdict against us in the Continuous Composites case discussed further in Note 15 to our unaudited condensed consolidated financial statements.

Change in fair value of derivative liabilities and contingent earnout liability, other (expense) income, net, interest expense, and interest income

The following table sets forth the change in fair value of derivative liabilities for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Change in fair value of derivative liabilities	$189	$220	$(31)	(14)%
Change in fair value of contingent earnout liability	(6,274)	(2,509)	(3,765)	150%
Other income (expense), net	252	(277)	529	(191)%
Interest expense	(493)	(243)	(250)	103%
Interest income	3,651	4,870	(1,219)	(25)%

The change in the fair value of the derivative and contingent earnout liability in the nine months ended September 30, 2024 compared to nine months ended September 30, 2023 was primarily driven by the change in the fair value of the Teton development milestone earnout achievement and Common Stock price, respectively, during each period.

The change in other income (expense), net is primarily due to the gain of $1.0 million recorded on the termination of the 480 Pleasant Street lease in the third quarter of 2024, partially offset by the $0.4 million loss on disposals of property, plant, and equipment during the nine months ended September 30, 2024.

The change in interest income was directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment accounts.

Provision for income taxes

We recorded a $0.7 million and $0.6 million benefit for income taxes for the nine months ended September 30, 2024 and 2023, respectively.

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

Non-GAAP Net Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net loss	$(23,370)	$(51,362)	$(73,714)	$(89,369)
Stock compensation expense	3,142	4,112	9,848	10,158
Change in fair value of derivative liabilities	(63)	94	(189)	(220)
Change in fair value of contingent earnout liability	7,408	2,502	6,274	2,509
Amortization	392	249	1,141	780
Goodwill impairment	—	29,467	—	29,467
Litigation judgment	423	—	17,723	—
Non-recurring costs[1]	2,519	1,147	6,360	7,039
Non-GAAP net loss	$(9,549)	$(13,791)	$(32,557)	$(39,636)

1Non-recurring costs incurred during the three and nine months ended September 30, 2024 and 2023 relate to litigation, severance costs, transaction expenses, and the gain on lease termination.

Liquidity and Capital Resources

We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of Common Stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents of $59.3 million as of September 30, 2024. We incurred net losses of $73.7 million and $89.4 million for the nine months ended September 30, 2024 and 2023, respectively. We believe our cash and cash equivalents of $59.3 million as of September 30, 2024 is sufficient to meet the working capital and capital expenditure needs for the next 12 months following the filing of this Quarterly Report on Form 10-Q. Our estimates are based on the beliefs and assumptions currently available to us, and we could require additional financing or exhaust our available capital resources sooner than we expect.

Currently we generate negative operating cash flows and may continue to do so as we focus on pursuing commercialization and product development. During the nine months ended September 30, 2024 and 2023 we generated net negative cash flows from operations of $35.9 million and $40.0 million, respectively. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Pursuant to the Settlement Agreement, we paid the first settlement payment of $18 million to Continuous Composites on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations

As of September 30, 2024, the Company has restricted cash in the amount of $19.4 million as a result of funding a surety bond to secure liabilities associated with the Continuous Composites case, which amount reflects the original judgment of $17.3 million in monetary damages plus $2.1 million of interest to cover the prejudgment period and duration of the appeal process. The restriction on these funds was removed on October 30, 2024 following the termination of the surety bond. For more information on the Continuous Composites litigation, please reference Part II, Item 1 – “Legal Proceedings” included in this Quarterly Report on Form 10-Q.

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

Cash flows

For the nine months ended September 30, 2024 and 2023

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Net cash used in operating activities	$(35,949)	$(40,024)	$4,075	10%
Net cash provided by (used in) investing activities	(1,911)	14,374	(16,285)	113%
Net cash provided by (used in) financing activities	(1,026)	(368)	(658)	179%
Effect of exchange rate changes on cash	57	(58)	115	(198)%
Net change in cash and cash equivalents	$(38,829)	$(26,076)	$(12,753)	(49)%

Cash flow from operations

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $35.9 million and $40.0 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Operating cash flows before changes in working capital	$(47,340)	$(34,857)
Changes in working capital	11,391	(5,167)

Net cash used in operating activities decreased by $4.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The third quarter of 2024 includes the one time lease termination payment for the 480 Pleasant St lease of $2.7 million. The decrease in operating cash flow changes is a direct result of the tightening of working capital controls.

Cash flow from investing activities

Net cash used in (provided by) investing activities for the nine months ended September 30, 2024 and 2023 was $1.9 million and ($14.4) million, respectively. During the first half of 2023 we had short-term investment maturities which resulted in net proceeds from investments of $16.6 million.

Cash flow from financing activities

Net cash used in financing activities increased $0.7 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change in financing activities was primarily driven by the payment of the Teton acquisition business earnout which resulted in $0.6 million of the financing cash outflow in 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2024, we had $78.6 million of cash and cash equivalents.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are and have been involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these legal matters has had or will have a material effect on our results of operation or financial condition, other than as discussed below regarding the settlement of the matter involving Continuous Composites Inc. (“Continuous Composites”), which we previously disclosed. Additionally, we may in the future be the target of securities class action and derivative lawsuits as a result of our entry into the Nano Merger Agreement. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

In July 2021, Continuous Composites Inc. (“Continuous Composites”), a company based in Idaho, brought a claim in the United States District Court for the District of Delaware against the Company regarding patent infringement. On April 11, 2024, the jury returned a verdict against the Company in the amount of $17.3 million. Following post-trial motions relating to the jury verdict, on September 20, 2024, the Company entered into a Settlement and Patent License Agreement with Continuous Composites. The Settlement Agreement resolved all claims and counterclaims in the patent infringement litigation brought by Continuous Composites against the Company in the lawsuit. Under the terms of the Settlement Agreement, the Company made an initial upfront payment of $18 million to Continuous Composites, which payment was made on October 10, 2024, and is required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provides for a dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. To secure payment under the Settlement Agreement, the Company granted Continuous Composites a security interest in, among other assets, the Company’s patent intellectual property rights pursuant to the Security Agreement. On October 11, 2024, the parties filed a Stipulation of Dismissal with the United States District Court for the District of Delaware, which was granted, and the case was terminated.

As of September 30, 2024, in connection with the settlement, the Company has accrued within the settlement payable caption on the condensed consolidated balance sheet the $17.3 million original jury verdict, the previously accrued interest of $0.4 million recorded in the litigation judgment caption of the condensed consolidated statement of operations during the three months ended September 30, 2024, and a $0.3 million incremental current liability. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and is recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the life of the patents of 23 years. The future payments under the Settlement Agreement are secured by the Security Agreement and as such the Company has recorded a long-term settlement payable on the condensed consolidated balance sheet of $5.2 million which will accrete $1.8 million of interest over the payment term recognized as interest expense. In addition, as of September 30, 2024, the Company has restricted cash in the amount of $19.4 million as a result of funding a surety bond in connection with the original verdict, which amount reflects the original judgment of $17.3 million in monetary damages plus $2.1 million of interest to cover the prejudgment period and duration of the appeal process. The restriction on these funds was removed on October 30, 2024 as a result of the termination of the surety bond.

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

Risks Related to the Proposed Merger with Nano Dimension Ltd.

We may not complete the Nano Merger within the anticipated timeframe, or at all, which could have a material adverse impact on our business, financial condition or results of operations, as well as negatively impact the per share price of our Common Stock.

On September 25, 2024, we entered into the Nano Merger Agreement. Consummation of the Nano Merger is subject to satisfaction or waiver of certain closing conditions, including receipt of required approval by our stockholders and regulatory approvals. For more information, see Note 1, Organization, Nature of the Business, and Risks and Uncertainties, to our Unaudited Condensed Consolidated Financial Statements. The failure to obtain or delay in obtaining required stockholder and/or regulatory approvals could have the effect of delaying completion of the Nano Merger or of imposing additional costs or limitations on us or may result in the failure to close the Nano Merger. We cannot provide any assurance that the conditions to the consummation of the Nano Merger will be satisfied or waived or that, if the Nano Merger is consummated, it will be on the terms specified in the Nano Merger Agreement or within the anticipated timeframe.

Failure to complete the Nano Merger within the anticipated timeframe, or at all, could adversely affect our business and the market price of our Common Stock in a number of ways, including:

•
The price of our Common Stock may decline to the extent that current market price of our Common Stock reflects assumptions that the Nano Merger will be completed and/or completed on a timely basis.
•
The failure to complete the Nano Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers, suppliers and employees.
•
If the Nano Merger is not completed, the time and resources committed by our management team could have been devoted to pursuing other business opportunities and initiatives.
•
We have incurred, and will continue to incur, significant expenses for professional services in connection with the Nano Merger for which we will have received little or no benefit if the Nano Merger is not completed.
•
We may have to pay certain expense reimbursement fees to Nano of up to $4,000,000 for reasonable, documented out-of-pocket fees and expenses if we fail to obtain the required stockholder approval for the Nano Merger.
•
Under specified circumstances, upon termination of the Nano Merger Agreement, we may be required to pay Nano a termination fee of $4,600,000, which payment could have material adverse effect on our business, financial condition, and results of operations, and could discourage other potential bidders from making an acquisition proposal.

In addition, any litigation or enforcement proceeding commenced against us in connection with the Nano Merger may require us to devote significant time and resources and could require us to incur significant costs. This also could result in the Nano Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Nano Merger from becoming effective.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition or results of operations, as well as negatively impact the per share price of our Common Stock.

The announcement and pendency of the Nano Merger could materially adversely affect our business, financial condition or results of operations, as well as negatively impact the per share price of our Common Stock.

Our efforts to complete the Nano Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial condition or results of operations, or the per share price of our Common Stock. Uncertainty as to whether the Nano Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Nano Merger. A substantial amount of our management’s and employees’ attention has been and will continue to be directed toward the completion of the Nano Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future also could adversely affect our business and our relationship with strategic partners, suppliers, existing or prospective customers or regulators. For example, suppliers, existing or prospective customers and other counterparties may defer decisions concerning us, or seek to change existing business relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise. Changes to or termination of existing business relationships could materially adversely affect our financial condition and results of operations, as well as negatively impact the per share price of our Common Stock. The adverse effects during the pendency of the Nano Merger could be exacerbated by any delays in completion of the Nano Merger, changes to the terms of, or termination of, the Nano Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Nano Merger.

We have incurred, and will continue to incur, significant costs and expenses, including legal, financial, accounting and other advisory fees and other transaction costs, in connection with the pending Nano Merger. Any delay in the consummation of the Nano Merger could result in us incurring additional transaction-related costs and expenses. We will be required to pay a substantial portion of these costs and expenses whether or not the Nano Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

While the Nano Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Nano Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, in all material respects, and subjecting us to a variety of specified limitations absent Nano’s prior consent, subject to a number of exceptions. These limitations include, among other things, restrictions on our ability to merge or consolidate with, or acquire equity interests in, any other business, enter into any new line of business or discontinue any existing line of business, authorize or make certain capital expenditures, hire, terminate or promote certain employees, grant any cash or equity-based incentive awards to current employees, enter into certain contracts, repurchase or issue securities, pay dividends, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing other strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively or on a timely basis to competitive pressures and industry developments, and may as a result materially adversely affect our business, financial condition and results of operations.

The Nano Merger Agreement contains provisions that prohibit a third party from proposing an alternative transaction or acquire our company prior to the consummation of the Nano Merger.

The Nano Merger Agreement contains provisions that prohibit our ability to entertain a third-party proposal for an acquisition of our company or an alternative transaction in lieu of the Nano Merger. These provisions include our agreement not to, directly or indirectly, solicit, initiate, facilitate, or knowingly encourage any third-party acquisition proposal of our company, as well as restrictions on our ability to respond to such proposals, even one that may be deemed of greater value to our stockholders than the proposed Nano Merger.

We may be the target of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Nano Merger from being completed.

We may in the future be the target of securities class action and derivative lawsuits as a result of our entry into the Nano Merger Agreement. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. The outcome of litigation is uncertain and we may not be successful in defending against future claims brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the Nano Merger, further divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Nano Merger, that injunction may delay or prevent the Nano Merger from being completed, or from being completed within the anticipated timeframe, which may adversely affect our business, financial condition or results of operations.

Our executive officers and directors may have interests in the proposed Nano Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the proposed Nano Merger that are different from the interests of our stockholders generally, including, among others, the acceleration of the vesting of equity awards, receipt by certain executive officers of severance payments and benefits upon a qualifying termination within a set time period following the Nano Merger, and continued indemnification following the Nano Merger. These interests, among others, may influence, or appear to influence, our executive officers and directors and cause them to view the Nano Merger differently from how our stockholders generally may view it.

Additional information regarding our executive officers and directors and their interests in the proposed Nano Merger are included in our preliminary Proxy Statement relating to the proposed Nano Merger filed on Schedule 14A with the SEC on October 21, 2024.

If the Nano Merger is consummated, our stockholders will not be able to participate in any further upside to our business.

If the Nano Merger is consummated, each share of Common Stock (other than Excluded Shares) held by our stockholders immediately prior to the effective time of the Nano Merger will be cancelled and automatically cease to exist and will be converted into the right to receive $5.00 per share in cash, without interest, subject to applicable withholding taxes. As a result, even if our business following the Nano Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

Risks Related to Our Business and Industry

We have been in the recent past, subject to business and intellectual property litigation.

The additive manufacturing industry has been, and may continue to be, litigious, particularly with respect to intellectual property claims. We have been in the recent past involved in litigation, and we could be involved in additional litigation in the future.

In particular, in July 2021, Continuous Composites filed a patent-infringement case against us in the United States District Court of Delaware. On April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. As discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q, we entered into the Settlement Agreement with Continuous Composite in September 2024 to resolve all outstanding claims and counterclaims, and the case has been dismissed. We paid the first settlement payment of $18 million required under the Settlement Agreement on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations that could have an adverse impact on our business, financial condition or results of operations. Further, these settlement payments are secured by security interest granted to Continuous Composites in, among other assets, our patent intellectual property rights; our inability to make any future settlement payments may result in the forfeiture of our patent intellectual property rights to Continuous Composites pursuant to the Security Agreement.

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

As part of any settlement or other compromise to avoid complex, protracted litigation, including under the terms of the Settlement Agreement, we have and may again in the future agree not to pursue future claims against a third party, including related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party, including the Settlement Agreement, may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements. Regardless of the outcome, litigation has resulted in the past, and may result in the future, in significant legal expenses and require significant attention and resources of management. As a result, future litigation that may be brought against us by any third party could result in reputational harm, losses, damages and expenses that may have a significant adverse effect on our financial condition.

Risks Related to Our Operating History

We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.

We had a history of operating losses since inception in 2013 through 2023 and funded our cash flow deficits primarily through the issuance of capital stock. As of September 30, 2024, we had an accumulated deficit of $278.4 million, including current year net loss of $73.7 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts and other aspects of our business.

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

We have a relatively limited operating history and have experienced rapid growth since our inception, which makes evaluating our current business and future prospects difficult and may increase the risk of your investment.

Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and the trading price of our Common Stock may decline. We intend to derive a substantial portion of our revenues from sales of new and existing hardware products, which sales are non-recurring and subject to significant risk and fluctuation.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

Our operating results have and may continue to fluctuate significantly from period-to-period and may fall below expectations in any particular period, which could adversely affect the market price of our Common Stock.

Our quarterly and annual results of operations have and may continue to fluctuate significantly from period-to-period. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our Common Stock would likely decline. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, factors that may cause our operating results to fluctuate include:

•
expectations regarding consummation of the Nano Merger;
•
restrictions on our business and operating activities during the pendency of the Nano Merger;
•
the potential delisting of our Common Stock if we fall out of compliance with the NYSE’s minimum bid price listing requirements again in the future, and the anticipated delisting of our Public Warrants from the NYSE;
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
•
litigation and settlement-related expenses and/or liabilities;
•
unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;
•
disruptions to our internal and third-party manufacturing facilities and processes;
•
disruptions to our information technology systems or our third-party contract manufacturers;
•
disruptions to our global supply and distribution chains;

•
third party claims of intellectual property rights infringement;
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

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. Declines in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties, global health crises, including COVID-19, and other macroeconomic factors all affect the spending behavior of potential customers. Economic uncertainty in Europe, the United States, India, Japan, China and other countries may cause customers and potential customers to further delay or reduce technology purchases. For example, since the first quarter of 2022, we have experienced reduced demand from European markets.

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

•
restrictions on our business and operating activities during the pendency of the Nano Merger;
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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. As of September 30, 2024 no one customer represented greater than 10% of the accounts receivable balance. In the event that this customer or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain existing and new personnel. We experience intense competition for qualified senior management and other key personnel (including scientific, technical, manufacturing, engineering, financial and sales personnel) in the additive manufacturing industry, especially in the greater Boston area. In addition, we have experienced increased competition and shortages for skilled labor, particularly for the key roles noted above. Our ability to hire, terminate and promote employees, and offer cash raises and/or equity-based incentive awards to existing or prospective employees is also restricted during the pendency of the Nano Merger, pursuant to the terms of the Nano Merger Agreement, which may inhibit our ability to attract and retain key employees. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits. Our personnel are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. There can be no assurance that we will be able to retain our current key personnel or attract new persons to join our organization in the future. Some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If our stock does not perform as well as other companies' our equity incentive programs may have reduced retentive value. These pressures could result in increased costs in order to provide competitive compensation packages to attract and retain key personnel. Moreover, new employees may not be as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products and enhancements to existing products.

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

We generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients for a limited period after they cease working for us. On April 23, 2024 the U.S. Federal Trade Commission (the “FTC”) published a final rule that prohibits post-employment non-compete clauses in agreements between employers and their employees except for existing agreements with senior executives who are paid over a threshold salary amount and are involved in policy decisions for the company. Legal challenges to the FTC’s rule-making authority were successful at the trial court level and the rule did not become effective on September 4, 2024 as originally contemplated. The FTC has appealed to the Fifth Circuit Court of Appeals and a decision is expected sometime in 2025. If the trial court’s decision is reversed and the FTC’s rule is upheld, it will thwart our ability to enforce employment-based non-competition agreements except for existing agreements with senior executives. Even if the rule is invalidated by the courts, we may be unable to enforce these agreements under the laws of the certain jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us.

We expect to continue to experience organizational change. If we fail to manage this change effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers.

We expect to continue to make significant investments in our business, including investments in our infrastructure, software, technology, personnel headcount, facilities, marketing and sales efforts. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.

To manage our operations and personnel, we will need to continue to scale and improve our operational, financial, and management controls, and our reporting systems and procedures, which will require significant capital expenditures, increasing our cost of operations and the reallocation of valuable management resources. As we scale, it may become more difficult and will require additional capital expenditures to maintain and increase the productivity of our employees, expand production, to address the needs of our actual and prospective customers, to further develop and enhance our products, and remain competitive against our competitors’ products. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources, including but not limited to investments related to our facilities. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.

As we acquire and invest in companies or technologies, we may not realize expected business, technological or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.

As part of our business strategy, we may evaluate and make investments in, or acquisitions of, complementary companies, products, software and technologies, to further grow and augment our business and product offerings. The success of any attempts to grow our business through acquisitions to complement our business depends in part on the availability of, our ability to identify, and our ability to engage and pursue suitable acquisition candidates. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Further, our ability to merge, consolidate with, or acquire any equity interests in, other companies is restricted during the pendency of the Nano Merger pursuant to the terms of the Nano Merger Agreement.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital. Further, our ability to raise capital through an equity or debt financing is restricted during the pendency of the Nano Merger pursuant to the terms of the Nano Merger Agreement. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, and any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. Recent quantitative tightening by the U.S. Federal Reserve, along with other central banks around the world, may further negatively affect our short-term ability or desire to incur debt. We may not be able to obtain additional financing on terms favorable to us, for example, if interest rates continue to rise and make debt financing prohibitively expensive, or such financing may not be available at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

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

In addition, additive manufacturing has been identified by the U.S. government as an emerging technology, and additional regulatory changes were recently implemented to impose increased and/or new export controls related to additive manufacturing technologies, components and related software. These changes may result in our being required to obtain additional approvals and/or licenses to sell 3D printers in the global market.

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

We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In light of the conflicts between Russia and Ukraine, we are also prohibited from engaging in transactions involving persons and entities located or headquartered in the so-called Donetsk and Luhansk People’s Republics (DNR and LNR). In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. For instance, recent amendments to the U.S. Export Administration Regulations (“EAR”) increased restrictions on exports to certain “military end-users” and for “military end-uses” by certain persons in Belarus, Burma, Cambodia, China, Iraq, Nicaragua, Russia, or Venezuela, which requires us to perform due diligence on customers and end-users in those countries for potential military connections. Recently, proposed changes to the EAR may further expand the restrictions on export transactions involving end users and end uses with military connections in more countries, thereby increasing the burden and cost of pre-sale due diligence.

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

Although we take precautions to prevent violations of applicable anti-corruption laws and regulations and applicable trade restrictions, we may have exported products in the past in apparent violation of the EAR. If we are found to be in violation of U.S. export control or sanctions laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise.

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

Following the withdrawal of the UK from the EU (“Brexit”), the EU GDPR has been incorporated into UK laws (“UK GDPR”). Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Despite Brexit, the EU and UK GDPR remain largely aligned. Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for companies in the EU or the UK to transfer personal information to third countries, including the United States). Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EU remain free flowing. The new SCCs do not apply to the UK, but the UK Information Commissioner’s Office has published its own transfer mechanism, the International Data Transfer Agreement (“UK IDTA”), which entered into force on 21 March 2022, and enables data transfers originating from the UK. It requires a similar assessment of the data protection provided in the importer’s country. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. There may be further divergence in the future, including with regard to administrative burdens. The UK has announced plans to reform the country’s data protection legal framework in its Data Use and Access Bill, which will introduce changes to the UK GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EU and the UK.

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

We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — entered into force in August 2024 and, with some exceptions, will begin to apply as of August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and our systems may be vulnerable to damage, compromise, or interruption. Disruption to or compromise of our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security compromises or breaches (including ransomware), catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees, wrongful conduct by employees, vendors, or other third parties, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and business email compromises, and other means to affect service reliability and threaten or compromise the security, confidentiality, integrity, and availability of systems and information.

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

Our products contain complex information technology systems and software. For example, our additive manufacturing machines are designed with built-in data connectivity to accept and install periodic remote updates from us to monitor, improve and update their functionality. We have designed, implemented and tested security measures intended to prevent and detect unauthorized access to our information technology networks, our products and their systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products and we aim to remedy any reported and verified vulnerability. We have received reports of potential vulnerabilities, threats, and security incidents related to our data and systems in the past and have attempted to remedy them. There can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.

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

To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation, regardless of merit, could be costly, time consuming, and distracting to management and key technical personnel, and could result in the impairment or loss of portions of our intellectual property. In particular, in July 2021, Continuous Composites brought a claim in the United States District Court for the District of Delaware against us regarding patent infringement which we recently settled pursuant to the Settlement Agreement. For more information on the Continuous Composites litigation, please reference the Risk Factor section entitled “Risks Related to Our Business and Industry – We have been in the recent past, subject to business and intellectual property litigation.”

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

As part of any settlement or other compromise to avoid complex, protracted litigation, we have and may again in the future agree not to pursue future claims against a third party, including related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise, including the Settlement Agreement, with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business.

If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.

We have in the recent past and may in the future be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright and other intellectual property development and enforcement activity in our industry and relating to the additive manufacturing technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. Our competitors or other third parties (including non-practicing entities and patent holding companies) have and may from time to time continue to claim that we are infringing upon or otherwise violating their intellectual property rights and we may be found to be infringing upon or otherwise violating such rights. As discussed elsewhere in this Quarterly Report on Form 10-Q, we recently settled a patent infringement lawsuit brought against us by Continuous Composites. For more information on the Continuous Composites litigation, please reference the Risk Factor section entitled “Risks Related to Our Business and Industry – We have been in the recent past, subject to business and intellectual property litigation.” Further, we may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

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

General Risk Factors

If we are unable for any reason to meet the continued listing requirements of the New York Stock Exchange (“NYSE”), such action or inaction could result in a delisting of our Common Stock and/or Public Warrants.

On November 17, 2023, we were notified by the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our Common Stock .We submitted a reverse stock split proposal to our stockholders at our 2024 annual meeting to increase the trading price of our Common Stock and regain compliance. The reverse stock split proposal was approved by the stockholders at the 2024 annual meeting and, following approval by our board of directors, we implemented a 10-for-1 reverse stock split of our Common Stock on September 19, 2024. On October 30, 2024, we were notified by the NYSE that we had regained compliance with the NYSE’s minimum bid price listing requirement pursuant to Section 802.01C of the NYSE Listed Company Manual with respect to our Common Stock.

The reverse stock split and the subsequent public announcement of our entry into the Nano Merger Agreement on September 25, 2024 resulted in increases to the per share trading price of our Common Stock. There can be no assurance that the stock price increases resulting from the reverse stock split and public announcement of our entry into the Nano Merger Agreement will be maintained. For example, if the Nano Merger Agreement were to be terminated and the Nano Merger was not consummated, the per share price of our Common Stock may decrease, which may result in us falling out of compliance with the NYSE’s minimum bid price listing requirements in the future. Further, the liquidity of the shares of our Common Stock may be affected adversely by the reverse stock split given the reduced number of shares of our Common Stock that are outstanding following the reverse stock split. Furthermore, the market price of our split-adjusted Common Stock may not attract new investors and may not satisfy the investing requirements of those investors.

In addition, on September 26, 2024, the NYSE notified us it had determined to commence proceedings to delist our Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. We did not appeal the NYSE’s determination and expect that our Public Warrants will be delisted from the NYSE in the near future.

The delisting of our Common Stock and Public Warrants from the NYSE could make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, actions taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent such securities from dropping below any minimum bid price requirement or prevent future non-compliance with the NYSE listing requirements.

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

The price of our Common Stock and Common Stock Warrants has been, and may continue to, be volatile.

The price of our Common Stock as well as our Common Stock Warrants may fluctuate due to a variety of factors, including:

•
expectations regarding consummation of the Nano Merger;
•
the potential delisting of our Common Stock if we fall out of compliance with the NYSE’s minimum bid price listing requirements again in the future, and the anticipated delisting of our Public Warrants from the NYSE;
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
•
commencement of, involvement in, or settlement of, litigation involving the Company;
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

These market and industry factors may materially impact the market price of our Common Stock and Common Stock Warrants regardless of our operating performance. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. If the stock prices for technology companies or the broader stock market continue to experience a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition or results of operations.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant. In addition, our ability to pay cash dividends is restricted during the pendency of the Nano Merger pursuant to the terms of the Nano Merger Agreement.

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

The market price of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future, including in connection with the Nano Merger. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Future issuances and/or resales of our Common Stock may increase the volatility of and/or cause the market price of our securities to drop significantly, even if our business is doing well.

1,466,666 shares of our Common Stock may be issued (the “Markforged Earnout Shares”) upon our achievement of certain Earnout Triggering Events (as described in the Merger Agreement and Note 11 to our condensed consolidated financial statements), and additional shares may be issued upon exercise of the outstanding warrants to purchase shares of our Common Stock. Consummation of the proposed Nano Merger would constitute an Earnout Triggering Event. To the extent such additional shares of our Common Stock are issued, it will result in dilution to the holders of our Common Stock and an increase to the number of shares eligible for resale in the public market. Sales, or the potential for sales, of substantial numbers of such shares in the public market could increase the volatility of and/or adversely affect the market price of our Common Stock.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1*

Agreement and Plan of Merger, by and among Nano Dimension Ltd., Nano US II, Inc. and Markforged Holding Corporation, dated September 25, 2024 (incorporated by reference to Exhibit 2.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed September 26, 2024).

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

3.4

Certificate of Amendment to the Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed September 19, 2024).

10.1

Termination Agreement, dated July 24, 2024, by and between Markforged, Inc. and GRE Riverworks, LLC (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 30, 2024).

10.2#

Settlement and Patent License Agreement, dated September 20, 2024, by and between MarkForged, Inc. and Continuous Composites Inc. (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed September 23, 2024).

10.3#

Security Agreement, dated September 20, 2024, by and between MarkForged, Inc. and Continuous Composites Inc. (incorporated by reference to Exhibit 10.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed September 23, 2024).

10.4

Form of Voting and Support Agreement, by and among Nano Dimension Ltd., Nano US II, Inc. and certain stockholders of Markforged Holding Corporation, dated September 25, 2024 (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed September 26, 2024).

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

* All schedules to the Nano Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Markforged Holding Corporation agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

** Filed herewith

# Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that Markforged Holding Corporation treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Markforged Holding Corporation

Date: November 7, 2024	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Assaf Zipori
Assaf Zipori
Chief Financial Officer (Principal Financial and Accounting Officer)