Form 10-K
period 2024-12-31
Markforged Holding Corp
filed 2025-03-28
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $54.1 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2025 was 20,746,967.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K, except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the proxy statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
We have faced, and may continue to face, risks and uncertainties related to litigation in connection with our pending merger with Nano. Such litigation could result in the Nano Merger (as defined below) being delayed and/or enjoined by a court of competent jurisdiction, which could negatively impact our ability to consummate the Nano Merger in a timely manner or at all.
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
•
Our history of operating losses, negative cash flows from operations, substantial ongoing payment obligations, and restrictions on our ability to raise additional capital from equity or debt sources during the pendency of the Nano Merger have raised substantial doubt as to our ability to continue as a going concern which may adversely impact the per share price of our Common Stock, our reputation and relationship with investors, employees and third parties with whom we do business, our ability to meet contractual obligations, and our ability to achieve our business objectives.
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
•
Declines in the global economy, geopolitical and social uncertainties, global health crises, import and export tariffs and difficulties in the markets that we serve may adversely impact our business.
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

i

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
•
In the recent past, we have failed to meet the New York Stock Exchange’s (“NYSE”) continued listing requirements with respect to the trading price of our Common Stock; if we are unable to maintain compliance with the continued listing requirements of the NYSE in the future, our Common Stock could be delisted from the NYSE. Further, our Public Warrants were delisted from the NYSE on January 6, 2025.
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

On September 19, 2024, the Company effected a 10-for-1 reverse stock split of the Common Stock. All shares of Common Stock, stock-based instruments and per-share data included in these audited consolidated financial statements have been retroactively adjusted as though the stock split had been effected prior to all periods presented.

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

Forward-looking statements in this Annual Report on Form 10-K include, for example, statements about:

•
the completion of the Nano Merger, including receipt of the required approval from the Committee on Foreign Investment in the United States (“CFIUS”);
•
our beliefs regarding the merits of the Complaint and Amended Complaint (each as defined below) filed by Desktop Metal, Inc. (“Desktop Metal”) relating to the Nano Merger;
•
our ongoing payment and related obligations under the Settlement Agreement;
•
our ability to continue as a going concern;
•
the benefits of the Merger, and other acquisitions and our ability to realize such benefits;
•
our financial performance;
•
the effect of uncertainties related to economic downturns, import and export tariffs and global supply chain disruptions, or any future pandemics;
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
•
the expected impact of any cost reduction initiative we have undertaken and any estimates of our operating expenses and yearly run rate;
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

v

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

Our patented Continuous Fiber Reinforcement (“CFR”) process uses continuous strands of composite fibers to make parts as strong as and capable of replacing aluminum. Our Metal X system is capable of printing 17-4 PH Stainless Steel, Copper, H13 Tool Steel, Inconel 625, and D2 Tool Steel to solve those demanding applications that require metal. The Metal Kit, in addition to the FX10, is capable of printing 17-4 Stainless Steel. These products connect to our secure cloud infrastructure and are controlled via web browser, providing a single, simple digital workflow for printing both carbon fiber and metal for organizations that scale from one user to thousands. We have the ability to leverage data from our existing global fleet of printers connected to cloud architecture to enhance our research and development capabilities for the future benefit of our customers. The data generated by our fleet of thousands of connected printers flows into our AI-powered, closed-loop additive manufacturing solution, which is currently offered as a software subscription.

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

Our Growth Strategy

Our future growth is driven by four key strategies:

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

Our Competitive Strengths

•
Markforged delivers accessible, industrial-strength parts. We offer a range of proprietary composite and metal printers and materials that address numerous industrial applications. We invented and patented the CFR composite additive manufacturing process. The capabilities that CFR enables are unmatched by our competitors, and a significant portion of our customers use our CFR materials today to replace traditionally manufactured steel and aluminum parts. Because sometimes only metal will suit the application, we offer two different types of metal 3D printers: Fused

Filament Fabrication (“FFF") and metal binder jetting. The Metal X and the Metal Kit addition to the FX10, our FFF solutions, are well suited to custom parts which can be too costly and can take too long to obtain with conventional subtractive manufacturing processes. And, once an application is ready for production, our PX100 metal binder jetting solution provides higher-throughput end-use metal parts.
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

•
Composite: Onyx™, Onyx FR™, Onyx ESD™, ULTEM™ 9085 Filament, Smooth TPU 95a, Precise PLA, Nylon and Vega™.
•
Continuous Fiber: Carbon Fiber, Carbon Fiber FR, Aramid Fiber (Kevlar®), HSHT Fiberglass, and Fiberglass.
•
Metal: 17-4 PH Stainless Steel, 3-16L Stainless Steel, Copper, Inconel 625, H13 Tool Steel, and D2 Tool Steel.

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

Research and development expenses totaled $32.4 million and $40.7 million in the years ended December 31, 2024 and 2023, respectively. We expect our research and development expense to remain consistent for the foreseeable future as we continue to enhance existing products, develop new products for current markets and introduce new products in new markets.

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
•
platform scalability; and
•
security and reliability.

Human Capital

We consider our employees to be critical to our success. As of December 31, 2024, we had 270 full-time employees based primarily in the greater Boston, Massachusetts area. A majority of our employees are engaged in engineering, operations and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. Our employees based in Sweden are subject to one of two current collective bargaining agreements. These agreements apply to 28 of our full-time employees as of December 31, 2024.

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

As of December 31, 2024, we own 71 issued United States patents, 94 issued foreign patents and have 61 pending or allowed patent applications. Our patents and patent applications are directed to, among other things, additive manufacturing and related technologies.

We have 6 issued United States trademarks and 36 issued foreign trademarks, including “Markforged” in the European Union, Australia, Canada, China, Israel, Japan, and the Republic of Korea. We have 1 pending United States trademark application and 2 pending foreign applications.

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

Export and Trade Matters

We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions, export controls and the threat of tariffs, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years, the United States government has a renewed focus on export matters related to additive manufacturing. Some of our products are already more tightly controlled for export, and other of our products may in the future become more tightly controlled for export. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

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

On September 25, 2024, we entered into the Nano Merger Agreement. For more information, see Note 1, Organization, Nature of the Business, and Risks and Uncertainties, to our Audited Consolidated Financial Statements. Consummation of the Nano Merger is subject to satisfaction or waiver of certain closing conditions, including receipt of required regulatory approval from CFIUS. On October 24, 2024, we and Nano jointly submitted to CFIUS a declaration, and all accompanying materials required under Section 721 of the Defense Production Act of 1950, as amended, (the “CFIUS Declaration”), and the CFIUS Declaration assessment period expired on November 27, 2024. On November 27, 2024, CFIUS requested that the parties submit a full joint voluntary notice (the “CFIUS Notice”), which the parties submitted and which was accepted by CFIUS on January 14, 2025. At the end of the 45-day review period, on February 27, 2025, CFIUS notified the parties that it would extend its review into a 45-day investigation period. At any time prior to the expiration of the 45-day investigation period, CFIUS may request that the parties withdraw and re-file the CFIUS Notice which has the effect of restarting the initial 45-day review period and potential additional 45-day investigation period. CFIUS may reject the CFIUS Notice at any time after it has been accepted for certain reasons, including if we and/or Nano do not timely provide information requested by CFIUS or if the parties fail to reach an agreement on mitigation requirements imposed by CFIUS. As a result of CFIUS’s review or investigation of the Nano Merger, CFIUS may: (i) conclude action under applicable regulations by determining that there are no unresolved national security concerns; (ii) send a report to the President of the United States (the “President”) recommending that the Nano Merger be suspended or prohibited; or (iii) send a report to the President requesting the President’s decision if: (a) CFIUS recommends that the President suspend or prohibit the Nano Merger; (b) the members of CFIUS are unable to reach a decision on whether to recommend that the President suspend or prohibit the Nano Merger; or (c) CFIUS requests that the President make a determination with regard to the Nano Merger. To determine that there are no unresolved national security concerns, CFIUS may impose mitigation measures and request that the parties enter into a National Security Agreement. Should CFIUS send a report to the President, the President will have up to 15 days to decide whether to suspend or prohibit the Nano Merger. The failure to obtain or delay in obtaining the required CFIUS approval has delayed and could further delay completion of the Nano Merger or impose additional costs or limitations on us or may result in the failure to close the Nano Merger. We cannot provide any assurance that the conditions to the consummation of the Nano Merger will be satisfied or waived or that, if the Nano Merger is consummated, it will be on the terms specified in the Nano Merger Agreement or within the anticipated timeframe.

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
•
If the Nano Merger is not completed, the time and significant resources committed by our management team could have been devoted to pursuing other business opportunities and initiatives.
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

We have faced, and may continue to face, risks and uncertainties related to litigation in connection with the Nano Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements or as a result of stock price volatility. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages.

Moreover, we have, and may in the future become subject to various litigations, in connection with the Nano Merger that have required, and may continue to require, us to devote significant time and resources and incur significant costs. For example, as previously disclosed, on December 31, 2024, Desktop Metal, Inc. filed a complaint captioned Desktop Metal, Inc. v. Nano Dimension Ltd., et al., C.A. No. 2025-0002-KSJM, in the Delaware Court of Chancery (the “Court”) in which we and Nano were named as defendants (the “Complaint” and such litigation, the "Desktop Metal Action"). The Complaint generally alleged that Nano breached the terms of its merger agreement with Desktop Metal by subsequently entering into the Nano Merger Agreement with us, and that closing the Nano Merger prior to the pending merger between Desktop Metal and Nano (the “Desktop Metal Merger”) would jeopardize the parties’ ability to close the Desktop Metal Merger. Desktop Metal requested, among other forms of relief, an order from the Court enjoining consummation of the Nano Merger until the Desktop Metal Merger has closed. On January 22, 2025, Desktop Metal filed a notice of voluntary dismissal with the Court to dismiss us as a defendant in the Desktop Metal Action, without prejudice. Subsequently, on January 31, 2025 and February 4, 2025, respectively, the Court granted Desktop Metal leave to file an amended complaint (the “Amended Complaint”) and consolidated the action with a prior action related to the Desktop Metal Merger, which Desktop Metal had previously filed against Nano in the Delaware Court of Chancery on December 16, 2024. The consolidated action is captioned Desktop Metal, Inc. v. Nano Dimension Ltd. et al., C.A. No. 2024-1303-KSJM (the “Consolidated Desktop Metal Action”). While we are no longer a defendant in the Consolidated Desktop Metal Action, the lawsuit between Nano and Desktop Metal remains active with Desktop Metal continuing to claim that Nano breached its obligations to Desktop Metal by pursuing the Nano Merger.

Trial took place in the Consolidated Desktop Metal Action on March 11 and 12, 2025. On March 24, 2025, the Court issued a post-trial decision (the "March 24 Decision") holding that Nano breached its obligations under the Desktop Metal Merger agreement to take all actions necessary to obtain regulatory approval from CFIUS and use reasonable best efforts to close the Desktop Metal Merger, and that Nano failed to prove its counterclaims against Desktop Metal. Nano was ordered to enter into a National Security Agreement with CFIUS and to close the Desktop Metal Merger. The Court also issued a letter decision on March 26, 2025 regarding Desktop Metal's claims pertaining to Nano's conduct in purusing the Nano Merger Agreement, which directed the parties to update the Court regarding the relevance of the Nano Merger in light of Court's March 24 Decision. Desktop Metal and Nano submitted a joint letter to the Court, dated March 26, 2025, addressing among other things the relevance of the Nano Merger to the parties’ disputes, pursuant to the Court’s March 26 letter decision. In the letter, Desktop Metal stated that, in light of the Court’s order directing Nano to close the Desktop Metal Merger and Nano’s continued written confirmation that it will provide Desktop Metal with five days notice before closing the Nano Merger, it does not at this time seek an injunction concerning the Nano Merger.

While we are no longer a defendant in the Consolidated Desktop Metal Action, the outcome of this action could have a negative impact on the Nano Merger, including the Nano Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Nano Merger from becoming effective. We may also be subject to future litigation in connection with the Nano Merger, which could also have a negative impact on our ability to consummate the Nano Merger in a timely manner or at all.

Additionally, as previously disclosed, following the announcement of the Nano Merger, purported stockholders filed complaints and sent us demand letters alleging that the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on November 13, 2024 (the “Definitive Proxy Statement”) omitted material information that rendered it misleading or incomplete in violation of New York State common law and federal securities laws. We also received a demand from a purported stockholder in connection with the Definitive Proxy Statement seeking to inspect certain corporate books and records under Section 220 of the Delaware General Corporation Law. Additional information can be found in the supplement to our Definitive Proxy Statement filed on Schedule 14A with the SEC on November 27, 2024.

The pendency of the Nano Merger could materially adversely affect our business, financial condition or results of operations, as well as negatively impact the per share price of our Common Stock.

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

We have incurred, and will continue to incur, significant direct and indirect costs as a result of the pending Nano Merger.

We have incurred, and will continue to incur, significant costs and expenses, including legal, financial, accounting and other advisory fees and other transaction costs, in connection with the pending Nano Merger. Any further delay in the consummation of the Nano Merger could result in us incurring additional transaction-related costs and expenses. We will be required to pay a substantial portion of these costs and expenses whether or not the Nano Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

While the Nano Merger Agreement remains in effect, we are subject to restrictions on our business activities.

While the Nano Merger Agreement remains in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, in all material respects, and subjecting us to a variety of specified limitations absent Nano’s prior consent, subject to a number of exceptions. These limitations include, among other things, restrictions on our ability to merge or consolidate with, or acquire equity interests in, any other business, enter into any new line of business or discontinue any existing line of business, authorize or make certain capital expenditures, hire, terminate or promote certain employees, grant any cash or equity-based incentive awards to current employees, enter into certain contracts, repurchase or issue securities, pay dividends, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing other strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively or on a timely basis to competitive pressures and industry developments, and may as a result materially adversely affect our business, financial condition and results of operations.

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

Additional information regarding our executive officers and directors and their interests in the proposed Nano Merger are included in our definitive Proxy Statement relating to the proposed Nano Merger filed on Schedule 14A with the SEC on November 13, 2024.

If the Nano Merger is consummated, our stockholders will not be able to participate in any further upside to our business.

If the Nano Merger is consummated, each share of Common Stock (other than (i) shares of the Company's preferred stock, par value $0.0001 per share ("Preferred Stock"), (ii) shares of Common Stock held by the Company in the Company's treasury or which are held directly by a Company subsidiary, Nano or Nano Merger Sub immediately prior to the effective time of the Nano

Merger (the “Effective Time”), and (iii) shares of Common Stock held by Company stockholders that are entitled to demand, and have properly demanded appraisal for such shares, in accordance with, and have complied in all respects with, Section 262 of the Delaware General Corporation Law (such shares, "Dissenting Shares" and together with the shares referenced in clauses (i)-(iii), the "Excluded Shares")) held by our stockholders immediately prior to the Effective Time will be cancelled and automatically cease to exist and will be converted into the right to receive $5.00 per share in cash, without interest, subject to applicable withholding taxes. As a result, even if our business following the Nano Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

Risks Related to Our Business and Industry

We have been in the recent past, subject to business and intellectual property litigation.

The additive manufacturing industry has been, and may continue to be, litigious, particularly with respect to intellectual property claims. We have been in the recent past involved in litigation, and we could be involved in additional litigation in the future.

In particular, in July 2021, Continuous Composites filed a patent-infringement case against us in the United States District Court of Delaware. On April 11, 2024, the jury returned a verdict against us in the amount of $17.3 million. As discussed in Part I, Item 3 of this Annual Report on Form 10-K, we entered into the Settlement Agreement with Continuous Composite in September 2024 to resolve all outstanding claims and counterclaims, and the case has been dismissed. We paid the first settlement payment of $18 million required under the Settlement Agreement on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations that could have an adverse impact on our business, financial condition or results of operations. Further, these settlement payments are secured by a security interest granted to Continuous Composites in, among other assets, our patent intellectual property rights; our inability to make any future settlement payments may result in the forfeiture of our patent intellectual property rights to Continuous Composites pursuant to the Security Agreement.

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

As part of any settlement or other compromise to avoid complex, protracted litigation, including under the terms of the Settlement Agreement, we have and may again in the future agree not to pursue future claims against a third party, including related to alleged infringement of our intellectual property rights, which may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business. Regardless of the outcome, litigation has resulted in the past, and may result in the future, in significant legal expenses and require significant attention and resources of management. As a result, future litigation that may be brought against us by any third party could result in reputational harm, losses, damages and expenses that may have a significant adverse effect on our financial condition.

Risks Related to Our Operating History

Our history of operating losses, negative cash flows from operations, substantial ongoing payment obligations, and restrictions on our ability to raise additional capital from equity or debt sources during the pendency of the Nano Merger have raised substantial doubt as to our ability to continue as a going concern.

As described more fully in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources,” we believe that there is substantial doubt as to our ability to continue as a going concern within one year after the date that the financial statements for fiscal year 2024 are issued. This determination is based on a number of factors, including our history of net losses and negative cash flows, substantial ongoing payment obligations, and restrictions on our ability to raise additional capital from equity or debt sources during the pendency of the Nano Merger.

In recent years, we have incurred significant net losses and negative cash flows. For example, we incurred net losses of $85.6 million and $103.6 million for the years ended December 31, 2024 and 2023, respectively. In addition, during the years ended December 31, 2024 and 2023, we generated net negative cash flows from operations of $61.3 million and $48.9 million, respectively. In addition, we have experienced declining revenue in recent years. For example, for the years ended December 31, 2024 and 2023, our revenue was $85.1 million and $93.8 million, respectively. The combination of net losses, negative cash flows and declining revenues presents substantial liquidity risks and may lead to diminished investor confidence, hindered growth prospects, reputational harm, and operational reductions.

We are also subject to substantial ongoing payment obligations, which may pose a significant liquidity challenge going forward and may impact our ability to meet future financial commitments. For example, under the terms of the Settlement Agreement entered into with Continuous Composites, we paid an initial $18 million settlement payment to Continuous Composites on October 10, 2024, and are required to make three additional installment payments of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively.

Furthermore, our liquidity is impacted by operating restrictions imposed under the Nano Merger Agreement. For example, our ability to raise capital through any equity or debt financing is restricted during the pendency of the Nano Merger pursuant to the terms of the Nano Merger Agreement, which could make it more difficult for us to access capital sources needed to meet our financial commitments.

We also continue to incur significant transaction related expenses, together with our operating costs, including payments to service providers and vendors. For example, we have incurred substantial transaction costs associated with the pending Nano Merger which totaled approximately $4.9 million as of December 31, 2024, and we anticipate additional transaction costs related to the Nano Merger will continue to be incurred in fiscal year 2025. While we have enacted cost savings measures to preserve capital in the past, our anticipated expenses are likely to continue to be significant. For more information on transaction related expenses relating to the Nano Merger, please reference the Risk Factor section entitled “Risks Related to the Proposed Merger with Nano Dimension Ltd. – We have incurred, and will continue to incur, significant direct and indirect costs as a result of the pending Nano Merger.”

Our ability to continue as a going concern is dependent upon, among other factors, our ability to increase revenues and adequately manage operating expenses. No assurance can be given that we will be successful in these efforts. As a result, the substantial doubt as to our ability to continue as a going concern may adversely impact the per share price of our Common Stock, our reputation and relationship with investors, employees and third parties with whom we do business, our ability to meet contractual obligations, and our ability to achieve our business objectives, all of which could materially and adversely impact our business, financial condition and results of operations.

We have a history of net losses and may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.

We had a history of operating losses since inception in 2013 through 2024 and funded our cash flow deficits primarily through the issuance of capital stock. As of December 31, 2024, we had an accumulated deficit of $290.2 million, including current year net loss of $85.6 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts and other aspects of our business.

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
•
the outcome of litigation relating to the Nano Merger;
•
restrictions on our business and operating activities during the pendency of the Nano Merger;
•
perceptions as to our ability to continue as a going concern among customers, vendors, employees and other third parties;
•
the potential delisting of our Common Stock if we fall out of compliance with the NYSE’s minimum bid price listing requirements again in the future;
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
•
the impact of import and/or export tariffs on the prices of products and goods essential to our business;
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

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. Declines in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties, and other macroeconomic factors all affect the spending behavior of potential customers. Economic uncertainty in Europe, the United States, India, Japan, China and other countries may cause customers and potential customers to further delay or reduce technology purchases. For example, since the first quarter of 2022, we have experienced reduced demand from European markets. In addition, the potential imposition of import and export tariffs could significantly increase our operational costs, disrupt supply chains, and reduce our competitiveness in global markets.

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

For example, in March 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver for each of Silicon Valley Bank ("SVB"), Signature Bank ("Signature") and Silvergate Capital Corp, ("Silvergate"), followed by First Republic Bank in May 2023. As of the date of this Annual Report on Form 10-K, our exposure to SVB, Signature and Silvergate is immaterial, however, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If any of the financial institutions with which we do business were to be placed into receivership, we may be unable to access our capital or adequately fund our business for a prolonged period of time, or at all. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to their arrangements with such a financial institution, their ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected, which could result in material losses to us and may have material adverse impacts on our business.

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

Additionally, a default by one or more VARs or other distribution partners with whom we have a significant receivables balance could have an adverse financial impact on our financial results. As of December 31, 2024 no one customer represented greater than 10% of the accounts receivable balance. In the event that this customer or any of our large customers do not continue to purchase our products or purchase fewer of our products, our business, results of operations and financial condition could be adversely affected. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits and additional checks. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify VARs and other distribution partners that are credit risks could result in defaults at a time when such VARs and other distribution partners have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

As a result of supply chain disruptions, the rise of inflation, changes in trade policies such as increased tariffs on materials we use in our business, rationing measures, labor shortages, civil unrest and war, and climate change, we have experienced increasing costs and supply shortages. For example, we recently experienced longer lead times and capacity constraints in connection with the raw resources required to manufacture our printing material and we are also facing increased prices in connection with the procurement of the electronic components and custom metal fabricated parts for our printers, including our FX20 printer. We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. Generally, our third-party contract manufacturers contract directly with component suppliers with our guidance. We rely on our contract manufacturers to manage their supply chains. If one of our contract manufacturers has supply chain disruptions, or our relationship with our contract manufacturer terminates, we could experience delays. We also source some materials directly from suppliers. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.

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

Our products are integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, such as our PX100 system, which is the largest and most complex printer we have ever developed, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers and any component suppliers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Relatedly, certain of our components are sourced by a single supplier and, if the supply were to become disrupted as a result of insufficient quality, service delays or any other factor, our manufacturing efforts could be adversely affected. Any future design issues, unforeseen manufacturing problems, such as contamination of our or such third-party facilities, equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.

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

Our business, brands, reputation and ability to attract and retain customers depend upon the satisfactory performance, reliability and availability and security of our software products, which in turn, with respect to our planned software as a service (“SaaS”) offerings depend upon the availability and security of the internet and our third-party service providers. For example, for our SaaS offerings we outsource our cloud infrastructure to Amazon Web Services (“AWS”), our hosting provider, which hosts our software products. Our hosting provider runs its own platforms upon which our products depend, and we are, therefore, vulnerable to service interruptions at the hosting provider level. We do not control the operation of any of AWS’ data center hosting facilities, and they may be subject to damage, compromise, or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to damage, compromise, or interruptions due to system failures, cybersecurity incidents, compromises, or vulnerabilities (including system-encrypting ransomware), software errors or subject to data breaches or breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting provider, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced in the past and expect to continue to experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints.

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

The shipments of our products to foreign customers and/or end-users may be subject to tariffs and other restrictions imposed by the destination countries. The impact of such tariffs may be especially significant in light of recent trade policy pronouncements by the new administration and reactions from other countries. As we procure equipment and materials from foreign suppliers, we may also be required to pay import duties and comply with regulations imposed by the U.S. Customs and Border Protection. Both the U.S. and foreign tariff rates and import restrictions may change from time to time, which could adversely impact our global operations, for example, by decreasing the price competitiveness of our products in foreign markets and/or by increasing our manufacturing costs.

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
•
changes in governmental trade policies, particularly in the U.S., Mexico, Canada and China, difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products; and
•
political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events.

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

Inflation rates, particularly in the United States, have increased recently. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve previously raised, and may again in the future raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net profit (loss). We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — entered into force in August 2024 and, with some exceptions, will begin to apply as of August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of AI, including to make consequential decisions. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

We and the third parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents or data breaches, such as cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities, as well as data breaches. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources. Like other companies in our industry, we, and our third party vendors, have experienced and will continue to experience threats and cybersecurity incidents related to our data and information technology systems and infrastructure.. For example, in October 2024,, as a result of a successful phishing email, a company employee's email account was compromised by a bad actor who attempted to misdirect a recent settlement payment. No funds were dispersed to the bad actor, however. Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and our systems may be vulnerable to damage, compromise, or interruption. Disruption to or compromise of our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security compromises or breaches (including ransomware), as well as data breaches catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees, wrongful conduct by employees, vendors, or other third parties, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. Such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering (including phishing attacks), business email compromises, wrongful intrusions and other means to affect service reliability and threaten or compromise the security, confidentiality, integrity, and availability of systems and information.

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

In addition, any unauthorized access, disclosure or other loss, compromise, or unauthorized use of information or data could result in legal notifications and disclosures, legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of protected information, including personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to prevent and detect all data security incidents, security compromises or breaches and other malicious cyber activities can be difficult to detect and any delay in identifying or remediating them may lead to increased harm and legal exposure.

The cost of investigating, mitigating and responding to potential cybersecurity incidents or data breaches and complying with applicable legal obligations, including breach notification obligations to individuals, regulators, partners and others can be significant. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit or regulatory inquiry or investigation, regardless of its merit, could be costly, divert management attention and harm our reputation.

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

Our products contain complex information technology systems and software. For example, our additive manufacturing machines are designed with built-in data connectivity to accept and install periodic remote updates from us to monitor, improve and update their functionality. We have designed, implemented and tested security measures intended to prevent and detect unauthorized access to our information technology networks, our products and their systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products and we aim to remedy any reported and verified vulnerability. We have received reports of potential vulnerabilities, threats, and security incidents related to our data and information technology systems in the past and have taken steps to remediate them. There can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.

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

We have in the recent past and may in the future be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright and other intellectual property development and enforcement activity in our industry and relating to the additive manufacturing technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. Our competitors or other third parties (including non-practicing entities and patent holding companies) have and may from time to time continue to claim that we are infringing upon or otherwise violating their intellectual property rights and we may be found to be infringing upon or otherwise violating such rights. As discussed elsewhere in this Annual Report on Form 10-K, we recently settled a patent infringement lawsuit brought against us by Continuous Composites. For more information on the Continuous Composites litigation, please reference the Risk Factor section entitled “Risks Related to Our Business and Industry – We have been in the recent past, subject to business and intellectual property litigation.” Further, we may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

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

General Risk Factors

If we are unable for any reason to meet the continued listing requirements of the New York Stock Exchange (“NYSE”), such action or inaction could result in a delisting of our Common Stock.

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

In addition, on September 26, 2024, the NYSE notified us it had determined to commence proceedings to delist our Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. We did not appeal the NYSE’s determination and our Public Warrants were delisted on January 6, 2025.

The delisting of our Common Stock could make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, actions taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent such securities from dropping below any minimum bid price requirement or prevent future non-compliance with the NYSE listing requirements.

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

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond December 31, 2025. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2024, we had federal NOL carryforwards of approximately $251.3 million, of which $15.0 million are subject to expire at various times beginning in 2033, and $236.2 million that have no expiration date and will be carried forward indefinitely. We also had state NOL carryforwards of approximately $128.7 million that will begin to expire in 2026, unless previously utilized. On December 31, 2024, we had federal and state research and development credit carryforwards of approximately $8.5 million and $5.3 million, respectively. The research and development credit carryforwards will begin expiring in 2033, unless previously utilized.

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

A change in the tax laws, treaties or regulations, or their interpretation, of any country in which we operate could increase our tax, obligations and compliance costs, which could have an adverse effect on our business, financial condition and results of operations. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions in which we operate, and we cannot predict whether any specific legislation will be enacted in these jurisdictions or the terms of any such legislation. Furthermore, we cannot predict whether the new administration will pursue changes to U.S. tax laws, regulations, treaties and policies. Any such changes could have an adverse effect on our business, financial condition and results of operations.

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

The price of our Common Stock has been, and may continue to, be volatile.

The price of our Common Stock may fluctuate due to a variety of factors, including:

•
expectations regarding consummation of the Nano Merger;
•
the outcome of litigation relating to the Nano Merger;
•
the potential delisting of our Common Stock if we fall out of compliance with the NYSE’s minimum bid price listing requirements again in the future;
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

These market and industry factors may materially impact the market price of our Common Stock regardless of our operating performance. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. If the stock prices for technology companies or the broader stock market continue to experience a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition or results of operations.

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

Our IT Security Steering Committee, which is led by our Chief Financial Officer, is composed of various members of our organization, including our VP of Software Engineering and Director of Information Systems and Security. The IT Security Steering Committee is involved in oversight of cybersecurity risk. The IT Steering Committee exercises this function through our IT Security Team, which includes our Director of Information Systems and Security and our VP of Software Engineering who collectively have over 40 years of experience. The IT Security Team is responsible for the administration of our cyber program and works with various vendors and external providers to test and monitor for vulnerabilities and threats. We also engage our employees in our cybersecurity efforts through a process for employees to complete annual security and awareness training.

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

Our IT Security Team is informed about and monitors the prevention, management, and remediation of cybersecurity risks through various means, including by leveraging a managed security service provider and other third-party security software and technology services. Our managed security service provider is also tasked with testing, auditing, and monitoring the performance of our cybersecurity processes. We also maintain processes for reviewing and assessing vendor security before new engagements as part of our Vendor Advisory Board’s function, which includes the administration of questionnaires and interviews.

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

Item 2. Properties.

Our corporate headquarters is located in an approximately 120,681 square foot facility located at 60 Tower Road, Waltham, Massachusetts 02451.The lease of this facility began on April 1, 2022 and expires on September 30, 2031. We lease a 47,000 square foot facility at 4 Suburban Park Drive, Billerica, Massachusetts 10821. The Billerica facility lease expires October 2029. We also lease additional smaller facilities in Sweden and Poland. We believe that our facilities are adequate for our current needs and, should the company need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time we are and have been involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these legal matters has had or will have a material effect on our results of operation or financial condition, other than as discussed below regarding the settlement of the matter involving Continuous Composites Inc. (“Continuous Composites”) and the potential outcome of the matter involving Desktop Metal, which we previously disclosed. Additionally, we may in the future be the target of securities class action and derivative lawsuits as a result of our entry into the Nano Merger Agreement. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

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

The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and is recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the life of the patents of 23 years. The future payments under the Settlement Agreement are secured by the Security Agreement and as such the Company has recorded a long-term settlement payable on the consolidated balance sheet of $5.2 million which will accrete $1.8 million of interest over the payment term recognized as interest expense.

In addition, on December 31, 2024, Desktop Metal filed a complaint captioned Desktop Metal, Inc. v. Nano Dimension Ltd., et al., C.A. No. 2025-0002-KSJM, in the Delaware Court of Chancery (the “Court”) in which we and Nano were named as defendants. The Complaint generally alleged that Nano breached the terms of its merger agreement with Desktop Metal by subsequently entering into the Nano Merger Agreement with us, and that closing the Nano Merger prior to the pending merger between Desktop Metal and Nano would jeopardize the parties’ ability to close the Desktop Metal Merger. Desktop Metal requested, among other forms of relief, an order from the Court enjoining consummation of the Nano Merger until the Desktop Metal Merger has closed. On January 22, 2025, Desktop Metal filed a notice of voluntary dismissal with the Court to dismiss us as a defendant in the Desktop Metal Action, without prejudice. Subsequently, on January 31, 2025 and February 4, 2025, respectively, the Court granted Desktop Metal leave to file an amended complaint and consolidated the action with a prior action related to the Desktop Metal Merger, which Desktop Metal had previously filed against Nano in the Delaware Court of Chancery on December 16, 2024. The consolidated action is captioned Desktop Metal, Inc. v. Nano Dimension Ltd. et al., C.A. No. 2024-1303-KSJM. While we are no longer a defendant in the Consolidated Desktop Metal Action, the lawsuit between Nano and Desktop Metal remains active and Desktop Metal continues to claim that Nano breached its obligations to Desktop Metal by pursuing the Nano Merger.

Trial took place in the Consolidated Desktop Metal Action on March 11 and 12, 2025. On March 24, 2025, the Court issued a post-trial decision holding that Nano breached its obligations under the Desktop Metal Merger agreement to take all actions necessary to obtain regulatory approval from CFIUS and use reasonable best efforts to close the Desktop Metal Merger, and that Nano failed to prove its counterclaims against Desktop Metal. Nano was ordered to enter into a National Security Agreement with CFIUS and to close the Desktop Metal Merger. The Court also issued a letter decision on March 26, 2025 regarding Desktop Metal's claims pertaining to Nano's conduct in purusing the Nano Merger Agreement, which directed the parties to update the Court regarding the relevance of the Nano Merger in light of Court's March 24 Decision. Desktop Metal and Nano submitted a joint letter to the Court, dated March 26, 2025, addressing among other things the relevance of the Nano Merger to the parties’ disputes, pursuant to the Court’s March 26 letter decision. In the letter, Desktop Metal stated that, in light of the Court’s order directing Nano to close the Desktop Metal Merger and Nano’s continued written confirmation that it will provide Desktop Metal with five days notice before closing the Nano Merger, it does not at this time seek an injunction concerning the Nano Merger.

While we are no longer a defendant in the Consolidated Desktop Metal Action, the outcome of this action could have a negative impact on the Nano Merger, including the Nano Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Nano Merger from becoming effective. We may also be subject to future litigation in connection with the Nano Merger, which could also have a negative impact on our ability to consummate the Nano Merger in a timely manner or at all.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed on the New York Stock Exchange under the symbol “MKFG.”

Stockholders

As of March 27, 2025, there were 85 holders of record of our Common Stock and 1 holder of record of our warrants. The actual number of stockholders of our Common Stock and the actual number of holders of our warrants is greater than the number of record holders and includes stockholders of our warrants whose Common Stock or warrants are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference herein to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2024 have been included previously in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references in this section to “Markforged,” "Company," “we,” “us,” “our” and other similar terms refer to Markforged Holding Corporation and its subsidiaries after giving effect to the Merger. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend on the successful further development and commercialization of our products. We generated revenue of $85.1 million and $93.8 million for the years ended December 31, 2024 and 2023, respectively, and incurred net losses of $85.6 million and $103.6 million, respectively, for those same periods. Net loss for the years ended December 31, 2024 was inclusive of an $18.0 million accrual related to the Continuous Composites case. As of December 31, 2024 we had an accumulated deficit of $290.2 million and cash, cash equivalents, and short term investments of $53.6 million. We expect to continue to incur operating losses as we focus on growing commercial sales of our products in both the United States and international markets, scaling our manufacturing operations, continuing research and development efforts to develop new products and further enhance our existing products.

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

Reverse Stock Split

On September 19, 2024, the Company effected a 10-for-1 reverse stock split of the Company’s Common Stock. All shares of the Company’s Common Stock, stock-based instruments and per-share data included in this Annual Report on Form 10-K have been retroactively adjusted as though the stock split had been effected prior to all periods presented.

Settlement Agreement and Security Agreement

On September 20, 2024, we entered into the Settlement Agreement with Continuous Composites to settle outstanding litigation claims and counterclaims, which are further described in Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K. We paid the first settlement payment of $18 million required under the Settlement Agreement on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years

2025, 2026 and 2027, respectively. These settlement payments are secured by a security interest granted to Continuous Composites in, among other assets, our patent intellectual property rights pursuant to a Security Agreement entered into with Continuous Composites on September 20, 2024 (the “Security Agreement”). Our inability to make any future settlement payments may result in the forfeiture of our patent intellectual property rights to Continuous Composites under the terms of the Security Agreement.

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

As of December 31, 2024 we have paid $18.0 million in connection with the Continuous Composites litigation.

Copies of the Settlement Agreement and Security Agreement are filed as Exhibits 10.13 and 10.14, respectively, to this Annual Report on Form 10-K.

Proposed Merger with Nano Dimension Ltd.

On September 25, 2024, we entered into the Nano Merger Agreement with Nano and Nano Merger Sub, pursuant to which Nano Merger Sub will merge with and into us, and we will survive the Nano Merger as an indirect wholly-owned subsidiary of Nano. Following the closing of the Nano Merger, our Common Stock will be delisted from the NYSE and will be deregistered under the Exchange Act.

Subject to the terms and conditions set forth in the Nano Merger Agreement, at the Effective Time, each outstanding share of our Common Stock, other than Excluded Shares, will be converted automatically into the right to receive an amount in cash equal to $5.00 per share, without interest, less any applicable tax withholdings. Immediately prior to the Effective Time, each Excluded Share will be cancelled and cease to exist and no consideration will be paid or payable in respect thereof.

We have incurred substantial transaction costs associated with the pending Nano Merger, including fees for legal, financial accounting, and other advisory services, as well as other related expenses. For the year ended December 31, 2024, these costs totaled approximately $4.9 million, reflecting a significant financial commitment. We anticipate that additional transaction costs related to the Nano Merger will continue to be incurred in fiscal year 2025.

For further information about the Nano Merger, refer to the Nano Merger Agreement, a copy of which is filed as Exhibit 2.2 to this Annual Report on Form 10-K, and our definitive Proxy Statement filed on Schedule 14A with the SEC on November 13, 2024.

Delisting of Public Warrants

On September 26, 2024, the NYSE notified the Company that the NYSE had determined to delist our Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. We did not appeal the NYSE’s determination and our Public Warrants were delisted on January 6, 2025.

Regaining Compliance with the NYSE’s Minimum Bid Price Listing Requirement

On October 30, 2024, the NYSE notified the Company that it had regained compliance with the NYSE’s minimum bid price listing requirement pursuant to Section 802.01C of the NYSE Listed Company Manual with respect to its Common Stock because the average closing price of the Common Stock exceeded $1.00 per share over a consecutive 30 trading-day period. The Company had previously been notified by the NYSE that it had fallen out of compliance with the NYSE’s minimum bid price listing requirement on April 18, 2023 November 17, 2023.

Impact of Macroeconomic Trends

Recent negative macroeconomic factors, such as inflation, high interest rates and limited credit availability have and could further cause economic uncertainty and volatility, which could harm our business, result in price pressure or budget constraints. For more information on operations and risks related to macroeconomic disruptions, please see the section of this Annual Report on Form 10-K titled “Risk Factors — Risks Related to Our Business and Industry”.

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

Hardware sales

Our financial performance has largely been driven by, and in the future will continue to be impacted by, the rate of sales of our hardware. Management focuses on hardware sales as an indicator of current business success and a leading indicator of likely future recurring revenue from consumables and subscriptions. We expect our hardware sales to grow in the future as we increase penetration in our existing markets and expand into new markets.

Recurring revenue

We regularly assess trends relating to recurring revenue which includes consumables, services, and subscriptions. The consumables revenue stream includes metals, continuous fiber, and chopped fiber materials used by customers as print media. Our services revenue is made up of revenue generated from hardware maintenance contracts (referred to as success plans), software, and additive manufacturing training and education (which we also refer to as “Subscription Plans,” which we have sold as one package since the beginning of the second quarter of 2023). Our service revenue is generally realized over a period of one to three years. Recurring revenue was 42% and 37% of total revenue for the years ended December 31, 2024 and 2023, respectively. Our recurring revenue as a percentage of total revenue may vary based upon new product placements in the period as well as consumption trends impacted by macroeconomic factors, customer behavior, and the useful life of our hardware. As our cumulative historical hardware sales increase, recurring revenue on an absolute basis is expected to increase and over time should be an increasingly important contributor to our total revenue.

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

Research and development

Our research and development expenses represent costs incurred to support activities that advance the development of innovative additive manufacturing technology, new printer products, development of proprietary printing materials, as well as activities that enhance the functionality of our offerings. Our research and development expenses consist primarily of employee-related personnel expenses, prototypes, facilities costs, and engineering services. We believe our research and development department is staffed at a level that enables us to innovate and develop products beyond 2025.

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

On September 20, 2024, we entered into the Settlement Agreement with Continuous Composites to settle outstanding litigation claims and counterclaims, which are further described in Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K. We paid the first settlement payment of $18 million required under the Settlement Agreement on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively.

The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and is recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the life of the patents of 23 years. The future payments under the Settlement Agreement are secured by the Security Agreement and as such the Company has recorded a long-term settlement payable on the consolidated balance sheet of $5.2 million which will accrete $1.8 million of interest over the payment term recognized as interest expense.

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

Interest expense

Interest expense includes the interest from the intangible asset of $5.2 million from the Continuous Composites settlement that will accrete $1.8 million of interest over the payment term recognized as interest expense.

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

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) in December 2017 significantly affected U.S. tax law by changing how the United States imposes tax on multinational corporations. For tax years beginning after December 31, 2021, the TCJA requires research and development costs to be capitalized and amortized over five or fifteen years, depending on if the costs are U.S. or foreign, respectively. As of December 31, 2024 and 2023, we have capitalized research and development costs net of amortization, which are maintained with a valuation allowance.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented.

Comparison of the years ended December 31, 2024 and 2023

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$85,090	$93,784	(8,694)	(9)%
Cost of revenue	44,020	49,370	(5,350)	(11)%
Gross profit	41,070	44,414	(3,344)	(8)%
Operating expenses
Sales and marketing	31,672	37,830	(6,158)	(16)%
Research and development	32,444	40,737	(8,293)	(20)%
General and administrative	45,910	47,761	(1,851)	(4)%
Litigation judgment	17,723	-	17,723	100%
Goodwill impairment	-	29,467	(29,467)	(100)%
Total operating expense	127,749	155,795	(28,046)
Loss from operations	(86,679)	(111,381)	24,702
Change in fair value of warrant liabilities	189	472	(283)	(60)%
Change in fair value of contingent earnout liability	(3,658)	1,036	(4,694)	(453)%
Other expense, net	(65)	(307)	242	(79)%
Interest expense	(848)	(373)	(475)	NM
Interest income	4,252	6,400	(2,148)	(34)%
Loss before income taxes	(86,809)	(104,153)	17,344
Income tax benefit	(1,243)	(586)	(657)	112%
Net loss	$(85,566)	$(103,567)	$18,001

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

The following table sets forth the changes in the components of gross margin for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue	$85,090	$93,784	$(8,694)	(9)%
Cost of revenue	44,020	49,370	(5,350)	(11)%
Gross profit	41,070	44,414	(3,344)	(8)%
Gross margin	48%	47%	—	1%

Comparison of revenue

The following table disaggregates our revenue based on the nature of the products and services:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Hardware	$49,103	$59,287	$(10,184)	(17)%
Consumables	23,394	23,996	(602)	(3)%
Services	12,593	10,501	2,092	20%
Total Revenue	$85,090	$93,784	$(8,694)	(9)%

Consolidated revenue for the year ended December 31, 2024 was $85.1 million compared with prior year revenue of $93.8 million representing a decrease of 9%, driven by a decline in hardware revenue and slightly offset by an increase in service revenue.

Hardware revenue decreased 17% for the year ended December 31, 2024 compared to the year ended December 31, 2023 as hardware revenue continues to be impacted by a challenging macroeconomic environment, competition, and pricing constraints. Consumables revenue decreased approximately 3% for the year ended December 31, 2024 compared to the year ended December 31, 2023. Services revenue increased approximately 20% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in services revenue was driven by the recurring nature of our services business and the launch of subscription offerings on April 1, 2023, as well as $1.2 million of non-recurring service revenue recorded in 2024.

Cost of revenue and gross profit

Consolidated cost of revenue for the year ended December 31, 2024 was $44.0 million compared to $49.4 million for the year ended December 31, 2023, representing a decrease of 11% due to fewer hardware sales in 2024. Gross profit for the year ended December 31, 2024 decreased 8% from $44.4 million during the year ended December 31, 2023 to $41.1 million. Gross profit margin for the year ended December 31, 2024 was 48% while the gross profit margin for the year ended December 31, 2023 was 47%. The increase in consolidated gross margin is primarily due to continued operational efficiencies and a shift in our product mix. In addition, our FX10 sales were more profitable in 2024 compared to 2023.

Operating expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024		2023		Change
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Operating expenses
Sales and marketing	$31,672	37%	$37,830	40%	$(6,158)	(16)%
Research and development	32,444	38%	40,737	43%	(8,293)	(20)%
General and administrative	45,910	54%	47,761	51%	(1,851)	(4)%
Litigation judgment	17,723	21%	-	0%	17,723	100%
Goodwill impairment	-	0%	29,467	31%	(29,467)	(100)%
Total operating expenses	$127,749	150%	$155,795	166%	$(28,046)	(18)%

Sales and marketing expenses decreased 16% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Headcount and contractor related costs decreased by $2.9 million primarily due to the restructuring in the third quarter of 2024. Events and travel costs decreased $1.1 million, public relations costs decreased $0.4 million, and other marketing costs decreased $0.2 million, all due to strategic cost management efforts.

Research and development expenses decreased 20% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in research and development expense was primarily due to a decrease in headcount related expense of $6.3 million due to the restructuring in the third quarter of 2024. Prototype research and development decreased $1.5 million due to the phase of development of projects.

General and administrative expenses decreased 4% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Notable changes period over period included the decrease in impairment of long-lived assets of $4.0 million related to the change in the fair value of the lease asset of our former headquarters, 480 Pleasant Street, during 2023. There was a decrease in headcount of $2.8 million due to the restructuring in the third quarter of 2024, as well as a decrease in software subscriptions of $0.4 million in 2024. These decreases were partially offset by transaction costs of $4.9 million related to the Nano Merger in 2024.

During 2023, we experienced a decline in actual and forecasted operating results prompting an impairment assessment of goodwill. As a result of this assessment, goodwill impairment of $29.5 million was recorded in the third quarter of 2023.

During the year ended December 31, 2024, we accrued $17.3 million to account for the verdict against us in the Continuous Composites case discussed further in Note 15 to our audited consolidated financial statements.

Change in fair value of derivative liabilities and contingent earnout liability, and other expense

The following table sets forth the fair value changes and other expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Change in fair value of derivative liabilities	$189	$472	$(283)	(60)%
Change in fair value of contingent earnout liability	(3,658)	1,036	(4,694)	(453)%
Other expense, net	(65)	(307)	242	(79)%
Interest expense	(848)	(373)	(475)	127%
Interest income	4,252	6,400	(2,148)	(34)%

The change in the fair value of the derivative and contingent earnout liability in the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by the change in the fair value of the Teton development milestone earnout achievement of $0.6 million, and common stock price which decreased from $8.20 at December 31, 2023 to $3.14 at December 31, 2024, respectively, during each period.

The change in interest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by the deferred revenue financing component that began in June 2023. In 2024 the deferred revenue financing component was $0.7 million compared to $0.4 million in 2023.

The change in other income (expense), net is primarily due to the change in fair market value from the earnout liability and the gain of $1.0 million recorded on the termination of the 480 Pleasant Street lease in the third quarter of 2024, partially offset by the $0.4 million loss on disposals of property, plant, and equipment during the year ended December 31, 2024.

The change in interest income is directly correlated to the interest rates during each period, slightly offset by the decrease in the cash balance in short-term investment and money market accounts.

Income tax expense (benefit)

We recorded a benefit of $1.2 million and $0.6 million for income taxes during the years ended December 31, 2024 and 2023, respectively.

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

Non-GAAP Net Profit (Loss)

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net loss	$(85,566)	$(103,567)
Stock compensation expense	11,975	13,987
Change in fair value of derivative liabilities	(189)	426
Change in fair value of contingent earnout liability	3,658	(1,036)
Amortization	1,508	1,024
Goodwill impairment	-	29,467
Litigation judgment	17,723	—
Non-recurring costs[1]	10,364	8,451
Non-GAAP net loss	$(40,527)	$(51,248)

1Non-recurring costs incurred during the year ended December 31, 2024 relate to one-time restructuring costs of $1.8 million, litigation expenses of $3.7 million, and transaction costs of $4.9 million. Non-recurring costs incurred during the year ended December 31, 2023 relate to long-lived asset impairment of $4.0 million, litigation expenses of $3.9 million, and one-time restructuring costs of $0.6 million.

Liquidity, Capital Resources and Risks and Uncertainties

On September 25, 2024, we entered into the Nano Merger Agreement to be acquired by Nano. If the Nano Merger is not ultimately consummated, we will need to seek additional sources of liquidity. If additional capital cannot be raised, there is substantial doubt that we will be able to continue as a going concern for the next twelve months. We have historically funded our operations primarily through the sale of convertible preferred stock, the proceeds from the Merger and reverse recapitalization including the sale of common stock, and the sale of our products. Since inception we have focused on growth, which has required ongoing investment to support scaling of our business, research and development efforts, and day to day operations. We had cash and cash equivalents of $53.6 million as of December 31, 2024. We incurred net losses of $85.6 million and $103.6 million for the years ended December 31, 2024 and 2023, respectively. Our estimates are based on the beliefs and assumptions currently available to us. We could exhaust our available capital resources sooner than we expect.

Currently we generate negative operating cash flows and may continue to do so as we focus on pursuing commercialization and product development. During the years ended December 31, 2024 and 2023 we generated net negative cash flows from operations of $61.3 million and $48.9 million, respectively. In addition, we have experienced declining revenue in recent years. For example, for the years ended December 31, 2024 and 2023, our revenue was $85.1 million and $93.8 million, respectively, which decrease we attribute in part to a variety of macroeconomic conditions, including pricing competition, increased interest rates and inflation. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

We are also subject to substantial ongoing payment obligations. For example, pursuant to the Settlement Agreement, we paid the first settlement payment of $18 million to Continuous Composites on October 10, 2024, and are required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations.

In addition, we have incurred substantial transaction costs associated with the pending Nano Merger, including fees for legal, financial accounting, and other advisory services, as well as other related expenses. For the year ended December 31, 2024, these costs totaled approximately $4.9 million, reflecting a significant financial commitment. We anticipate additional transaction costs related to the Nano Merger will continue to be incurred in fiscal year 2025.

Furthermore, our liquidity is impacted by operating restrictions imposed under the Nano Merger Agreement. For example, our ability to raise capital through any equity or debt financing is restricted during the pendency of the Nano Merger pursuant to the terms of the Nano Merger Agreement, which could make it more difficult for us to access capital sources needed to meet our financial commitments.

We have enacted cost savings measures to preserve capital. In November 2023, we announced a cost restructuring initiative that included an approximately 10% workforce reduction and other operational savings measures expected to deliver operating costs savings of approximately $9 - $12 million in 2024. Further, in August 2024, we announced an approximately $25 million cost reduction initiative that is expected to reduce the Company’s operating expenses to a yearly run rate of approximately $70 million.

As a result of the foregoing, including continued transaction-related fee, operational expenses and restrictions on our ability to raise additional capital, we believe that there is substantial doubt about our ability to continue as a going concern through at least one year after the financial statements included with this Annual Report on Form 10-K are issued.

Cash flows

For the years ended December 31, 2024 and 2023

The following table sets forth a summary of Markforged’s cash flows for the periods indicated:

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net cash used in operating activities	$(61,283)	$(48,900)	$(12,383)	(25)%
Net cash (used in) provided by investing activities	(1,426)	42,098	(43,524)	(103)%
Net cash used in financing activities	(1,156)	(520)	(636)	122%
Effect of exchange rate changes on cash	15	(66)	81	(123)%
Net change in cash and cash equivalents	$(63,850)	$(7,388)	$(56,462)	764%

Cash flow from operations

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $61.3 million and $48.9 million, respectively. Operating cash flows and changes in working capital for comparative periods were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Operating cash flows before changes in working capital	$(56,471)	$(46,409)
Changes in working capital	(4,812)	(2,491)

Net cash used in operating activities increased by $12.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in operating cash flows is primarily due to the $18.0 million litigation settlement payment made in October 2024. This was partially offset by an increase in accounts payable of $1.9 million, a decrease in our inventory of $2.5 million, and a decrease in our accounts receivable of $2.7 million.

Cash flow from investing activities

Net cash (used in) provided by investing activities for year ended December 31, 2024 and 2023 was ($1.4 million) and $42.1 million, respectively. In 2023, net proceeds from investments was $45.7 million as our investments matured. In addition, we invested an additional $3.6 million in property and equipment, primarily to complete the build-out of our new headquarters in 2023 compared to $1.4 million in total fixed asset purchases in 2024.

Cash flow from financing activities

Net cash used in financing activities increased $0.6 million during years ended December 31, 2024 and 2023. The change in financing activities was primarily driven by the payment of the Teton acquisition business earnout which resulted in $0.6 million additional financing cash outflow in 2024.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements included elsewhere herein. We prepared these financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Our results may differ from these estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Changes in these estimates could materially affect our financial position, results of operations or cash flows. See the "Critical Accounting Policies and Estimates" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

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

Revenue

Our customer contracts include multiple products and services. We are required to perform allocations of the contract value to the products and services deemed to be distinct performance obligations by U.S. GAAP in order to recognize revenue at the appropriate time. These allocations are based on a relative standalone selling price methodology, which requires us to determine the standalone selling price for each performance obligation. We utilize selling prices from standalone sales of the product or service when available. However, certain products are not sold on a standalone basis or do not have a sufficient history of standalone sales and we are required to estimate the standalone selling price for the purposes of our allocation. We utilize market information, historical selling practices, and other available information to produce as accurate an estimate as possible.

Inventory

Inventory is stated at lower of cost and net realizable value. Cost is based on a standard costing system which approximates the cost on a first in, first out method. We regularly review inventory for excess and obsolescence and records a provision to write down inventory to its net realizable value when carrying value is in excess of this value. The costs include materials, labor, and manufacturing overhead that relate to the acquisition of raw materials and production into finished goods. The net realizable value considers our intent and ability to utilize the inventory prior to perishing as well as the estimated selling price and costs of completion and sale. We regularly review our inventory on hand, product development plans, and sales forecasts to identify carrying values in excess of net realizable value.

Common Stock Warrants Liabilities

We assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $115.00 per share. The Common Stock Warrants became exercisable the later of 30 days after we completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of us, or the Redemption Date as determined by us. During the years ended December 31, 2024 and 2023, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for Common Stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by us and exercisable by such holders on the same basis as the Public Warrants.

We evaluated the Public Warrants and Private Placement Warrants and concluded that the Private Placement Warrants do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes a provision that, if applied, could result in a different settlement value for the Private Placement Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our ordinary shares, the Private Placement Warrants are not considered to be “indexed to our stock.” As the Private Placement Warrants meet the definition of a derivative, we recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date as part of change in fair value of derivative liabilities, as described in Note 12. The provisions referenced above are not applicable to the Public Warrants which do not have differing settlement provisions based on the warrant holder. The Public Warrants are not precluded from being considered indexed to our stock and were recognized at fair value in stockholders’ equity on the closing of the Merger.

Contingent Earnout Liability

In connection with the Reverse Recapitalization and pursuant to the Merger Agreement, A-Star, the sponsor of AONE (the "Sponsor") surrendered 261,000 shares ("Sponsor Earnout Shares") and eligible Markforged equity holders were entitled to receive as additional merger consideration 1,466,666 shares of our Common Stock ("Markforged Earnout Shares") upon the Company achieving certain Earnout Triggering Events (as described in the Merger Agreement and Note 11). The contingent obligations to issue Markforged Earnout Shares in respect of Markforged common stock and release from lock-up Sponsor Earnout Shares, are accounted for as liability classified instruments in accordance with Accounting Standards Codification Topic 815-40, as the Earnout Triggering Events that determine the number of Sponsor and Markforged Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of common stock of Markforged. The liability was recognized at the reverse recapitalization date and is subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations. The consummation of the Nano Merger constitutes an Earnout Triggering Event, and the Markforged Earnout Shares will be issued upon the closing of the Nano Merger.

Markforged Earnout Shares issuable to employees with vested equity awards and Earnout RSUs (as described in the Merger Agreement) issuable to employees with unvested equity awards are considered a separate unit of account from the Markforged Earnout Shares issuable in respect of Markforged Common Stock and are accounted for as equity classified stock compensation. The Earnout Shares issuable to employees with vested equity awards are fully vested upon issuance, thus there is no requisite service period and the value of these shares is recognized as a one-time stock compensation expense for the grant date fair value. Earnout RSUs are contingent upon an employee completing a service vesting condition, and as such, reflect a transaction in which we acquire employee services by offering to issue its shares, the amount of which is based in part on the share price of our Common Stock. Expense related to Earnout RSUs is recognized using graded vesting method and is recognized as compensation cost over the requisite service period for each separately vesting tranche for the largest Earnout RSU holders. The remaining awards have expense recognized ratably over the requisite service period for the Earnout RSUs.

Recent accounting pronouncements

Refer to Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the recent accounting pronouncements that we have adopted and have not yet adopted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2024, we had $53.6 million of cash and cash equivalents.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Internal control over financial reporting

In connection with the audit of our financial statements for the years ended December 31, 2024 and 2023, Markforged management identified material weaknesses in our internal controls. See the section titled “Risk Factors, — General Risk Factors — We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.”

JOBS Act accounting election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to delay adopting new or revised accounting standards until those standards apply to private companies. We intend to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Accordingly, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

We intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report on Form 10-K for the year ended December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in internal control over financial reporting described below.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weaknesses described below.

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

Remediation of Material Weaknesses

Management has been actively engaged in remediation efforts to address the material weaknesses during 2021 through 2024 and these efforts will continue into fiscal year 2025. Our remediation efforts include the following measures:

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

While we believe progress was made in 2024 to enhance and strengthen our internal control over financial reporting, management has concluded that the material weaknesses were not remediated as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at https://investors.markforged.com under the Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Compliance Officer, c/o Markforged Holding Corporation, 60 Tower Road, Waltham, MA 02451.

Insider Trading Plan and Procedures

We have adopted an insider trading policy that is reasonably designed to promote compliance with applicable insider trading laws, rules, regulations, and NYSE listing standards.

Our insider trading policy prohibits our officers, directors, employees, designated consultants, and their affiliated persons from trading in company securities while in possession of material nonpublic information about the Company. The policy also prohibits tipping (i.e., disclosing material nonpublic information about the Company to others who may trade of the basis of that information). A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company's trading in its own securities, it is the Company's policy to comply with the federal securities laws and the applicable exchange listing requirements.

Under our insider trading policy, insiders may only trade in Company securities during open trading windows at a time when they do not possess material nonpublic information about the Company.

Our insider trading policy also expressly prohibits short sales; purchases or sales of puts, calls, or other derivative securities or hedging transactions; using company securities as collateral in a margin account; or pledging company securities as collateral for a loan.

Any waiver of the provisions of our insider trading policy requires approval of our Compliance Officer and all waivers are reported to our Board of Directors.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB ID 238.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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

2.2

Agreement and Plan of Merger, by and among Nano Dimension Ltd., Nano US II, Inc. and Markforged Holding Corporation dated September 25, 2024 (incorporated by reference to Exhibit 2.1 to Markforged Holding Corporation's Current Report on Form 8-K filed September 26, 2024).

3.1	Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
3.2

Certificate of Amendment to the Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference to Exhibit 3.1 to Markforged Holding Corporation's Current Report on Form 8-K filed June 18, 2024).

3.3

Certificate of Amendment to the Certificate of Incorporation of Markforged Holding Corporation (incorporated by reference 3.1 to Markforged Holding Corporation's Current Report on Form 8-K filed September 19, 2024).

3.4	Bylaws of Markforged Holding Corporation (incorporated by reference to Exhibit 3.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
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

10.5†	Non-Employee Director Compensation Policy (incorporated by referenced to Exhibit 10.9 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
10.6†	2021 Employee Stock Purchase Plan (incorporated by referenced to Exhibit 10.10 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
10.7†	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.11 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
10.8†	Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed January 3, 2023).
10.9

First Amendment to Lease dated December 7, 2021, by and between 900 Middlesex Property Owner, LLC and MarkForged, Inc. (incorporated by reference to Exhibit 10.11 to Markforged Holding Corporation’s Current Report on Form 8-K filed December 13, 2021).

10.10

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

10.13#

Settlement and Patent License Agreement, dated September 20, 2024, by and between Markforged, Inc. and Continuous Composites Inc. (incorporated by reference to Exhbit 10.1 to Markforged Holding Corporation's Current Report on Form 8-K filed September 23, 2024).

10.14#

Security Agreement, dated September 20, 2024, by and between MarkForged, Inc. and Continuous Composites Inc. (incorporated by reference to Exhibit 10.2 to Markforged Holding Corporation’s Current Report on Form 8-K filed September 23, 2024).

10.15

Form of Voting and Support Agreement, by and among Nano Dimension Ltd., Nano US II, Inc. and certain stockholders of Markforged Holding Corporation, dated September 25, 2024 (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation's Current Report on Form 8-K filed September 26, 2024).

19.1*	Markforged Holding Corporation Insider Trading Policy
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Clawback Policy effective as of December 1, 2023 (incorporated by reference to Exhibit 97 to Markforged Holding Corporation's Annual Report on Form 10-K filed March 15, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

† Indicates a management contract or any compensatory plan, contract or arrangement

# Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that Markforged Holding Corporation treats as private or confidential.

+ This certification will not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Markforged Holding Corporation

Date: March 28, 2025	By:	/s/ Shai Terem
Shai Terem
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Shai Terem and Assaf Zipori, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Masarek	Director and Chairman of the Board	March 28, 2025
Alan Masarek

/s/ Shai Terem	Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2025
Shai Terem

/s/ Assaf Zipori	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025
Assaf Zipori

/s/ Edward T. Anderson	Director	March 28, 2025
Edward T. Anderson

/s/ Michael Medici	Director	March 28, 2025
Michael Medici

/s/ Paul Milbury	Director	March 28, 2025
Paul Milbury

/s/ Carol Meyers	Director	March 28, 2025
Carol Meyers

/s/ Antonio Rodriguez	Director	March 28, 2025
Antonio Rodriguez

/s/ Aaron VanDevender	Director	March 28, 2025
Aaron VanDevender

/s/ George Riedel	Director	March 28, 2025
George Riedel

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Markforged Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Markforged Holding Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 28, 2025

We have served as the Company’s auditor since 2019.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

(In thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$53,629	$116,854
Accounts receivable, net of allowance for expected credit losses ($756 and $360, respectively)	20,545	24,059
Inventory	22,362	26,773
Prepaid expenses	2,689	2,756
Other current assets	2,029	2,022
Total current assets	101,254	172,464
Property and equipment, net	14,454	17,713
Intangible assets, net	19,717	17,128
Right-of-use assets	30,562	36,884
Other assets	2,929	3,763
Total assets	$168,916	$247,952
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,338	$13,235
Accrued expenses	8,623	9,840
Deferred revenue	9,098	8,779
Short-term settlement payable (Note 15)	1,000	—
Lease liabilities	5,771	7,368
Other current liabilities	—	1,526
Total current liabilities	40,830	40,748
Long-term settlement payable (Note 15)	4,353	—
Long-term deferred revenue	4,609	6,083
Contingent earnout liability	5,037	1,379
Long-term lease liabilities	26,873	35,771
Other liabilities	711	2,361
Total liabilities	82,413	86,342
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 20,643,599 and 19,858,127 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	21	19
Additional paid-in capital	378,431	366,281
Accumulated deficit	(290,230)	(204,664)
Accumulated other comprehensive loss	(1,719)	(26)
Total stockholders’ equity	86,503	161,610
Total liabilities and stockholders’ equity	$168,916	$247,952

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

(In thousands, except share data)

	Year Ended December 31,
	2024	2023
Revenue	$85,090	$93,784
Cost of revenue	44,020	49,370
Gross profit	41,070	44,414
Operating expenses
Sales and marketing	31,672	37,830
Research and development	32,444	40,737
General and administrative	45,910	47,761
Litigation Judgment	17,723	-
Goodwill impairment	-	29,467
Total operating expenses	127,749	155,795
Loss from operations	(86,679)	(111,381)
Change in fair value of derivative liabilities	189	472
Change in fair value of contingent earnout liability	(3,658)	1,036
Other expense, net	(65)	(307)
Interest expense	(848)	(373)
Interest income	4,252	6,400
Loss before income taxes	(86,809)	(104,153)
Income tax benefit	(1,243)	(586)
Net loss	$(85,566)	$(103,567)
Weighted average shares outstanding - basic and diluted	20,252,793	19,689,601
Net loss per share - basic and diluted	$(4.22)	$(5.26)

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2024 and 2023

(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(85,566)	$(103,567)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale marketable securities, net	—	(54)
Foreign currency translation adjustment	(1,693)	(1,040)
Total comprehensive loss	$(87,259)	$(104,661)

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2022	19,456,095	$19	$352,564	$(101,097)	$1,068	$252,554
Exercise of common stock options	51,029	—	187	—	—	187
Stock vested under compensation plan less shares withheld to cover taxes	351,002	—	(457)	—	—	(457)
Stock-based compensation expense	—	—	14,039	—	—	14,039
Earnout stock-based compensation expense	—	—	(52)	—	—	(52)
Net loss	—	—	—	(103,567)	—	(103,567)
Other comprehensive loss	—	—	—	—	(1,094)	(1,094)
December 31, 2023	19,858,126	$19	$366,281	$(204,664)	$(26)	$161,610
Stock vested under compensation plan less shares withheld to cover taxes	516,201	-	(574)	-	-	(574)
Stock-based compensation expense	-	-	12,033	-	-	12,033
Earnout stock-based compensation expense	-	-	(58)	-	-	(58)
Issuance of Common Stock in connection with the reverse split	160,658	2	(1)	-	-	1
Issuance of Common Stock in connection with acquisition earnout achievement	108,614	-	750	-	-	750
Net loss	-	-	-	(85,566)	-	(85,566)
Other comprehensive loss	-	-	-	-	(1,693)	(1,693)
December 31, 2024	$20,643,599	$21	$378,431	$(290,230)	$(1,719)	$86,503

See notes to the consolidated financial statements.

MARKFORGED HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(In thousands, except share data)

	For the Year Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(85,566)	$(103,567)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization, and non-cash lease interest	12,026	12,670
Allowance for expected credit losses	646	(688)
Provision for excess and obsolete inventory	1,521	305
Change in fair value of derivative liabilities	(189)	426
Change in fair value of contingent earnout liability	3,658	(1,036)
Amortization (accretion) of (discounts) premiums on available-for-sale securities	—	(1,913)
Stock-based compensation expense	11,975	13,987
Loss on disposal of fixed assets	441	—
Gain on operating lease termination	(973)	—
Long-lived asset impairment	—	4,015
Goodwill impairment	—	29,467
Foreign exchange (gains) losses on intercompany transactions, net	(10)	(75)
Changes in operating assets and liabilities
Accounts receivable	2,712	5,967
Inventory	2,547	(529)
Prepaid expenses	49	107
Other current assets	(30)	1,321
Other assets	209	(635)
Accounts payable and accrued expenses	1,636	(862)
Other current liabilities	(168)	26
Deferred revenue	(1,096)	648
Other long term liabilities	(1,405)	(669)
Other non-current lease liabilities	(9,266)	(7,865)
Net cash provided by (used in) operating activities	(61,283)	(48,900)
Investing Activities:
Purchases of property and equipment	(1,426)	(3,591)
Proceeds from the sale of property, plant and equipment	—	37
Purchases of available-for-sale securities	—	(18,950)
Proceeds from sales and maturities of marketable securities	—	64,602
Net cash provided by (used in) investing activities	(1,426)	42,098
Financing Activities:
Payment of acquisition-related contingent liabilities	(582)	—
Acquisition holdback payment	—	(250)
Proceeds from exercise of common stock options	—	187
Taxes paid related to net share settlement of equity awards	(574)	(457)
Net cash provided by (used in) provided by financing activities	(1,156)	(520)
Effect of exchange rate changes on cash	15	(66)
Net change in cash, cash equivalents, and restricted cash	(63,850)	(7,388)
Cash, cash equivalents, and restricted cash
Beginning of year	118,284	125,672
End of period	$54,434	$118,284

Supplemental disclosures of cash flow information
Cash and cash equivalents	$53,629	$116,854
Restricted cash in other non-current assets	805	1,430
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$54,434	$118,284
Non cash operating activities
Common stock issued in connection with acquisition earnout achievement	750	—
Non cash financing and investing activities
Purchase of property and equipment in accounts payable and accrued expenses	$4	$325
Acquisition of cross license	5,474	—
Common stock disbursed to settle acquisition holdback	—	250

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

Reverse Stock Split

On September 19, 2024, the Company effected a 10-for-1 reverse stock split of the Company's Common Stock. All shares of Common Stock, stock-based instruments and per-share data included in these audited consolidated financial statements have been retroactively adjusted as though the stock split had been effected prior to all periods presented. As a result of the reverse stock split, the Company issued 160,658 additional shares of Common Stock to stockholders who would have otherwise received fractional shares of Common Stock post-reverse stock split.

Proposed Merger with Nano Dimension Ltd.

On September 25, 2024, the Company entered into an Agreement and Plan of Merger (the “Nano Merger Agreement”) with Nano Dimension Ltd., an Israeli company (“Nano”), and Nano US II, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Nano (“Nano Merger Sub”), pursuant to which Nano Merger Sub will merge with and into the Company (the “Nano Merger”), with the Company surviving the Nano Merger as an indirect wholly-owned subsidiary of Nano. Following the closing of the Nano Merger, the Company’s Common Stock (as defined below), will be delisted from the New York Stock Exchange (the “NYSE”) and will be deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Nano Merger is subject to satisfaction or waiver of certain closing conditions, including receipt of required regulatory approval from the Committee on Foreign Investment in the United States (“CFIUS”). On October 24, 2024, the Company and Nano jointly submitted to CFIUS a declaration, and all accompanying materials required under Section 721 of the Defense Production Act of 1950, as amended, (the “CFIUS Declaration”), and the CFIUS Declaration assessment period expired on November 27, 2024. On November 27, 2024, CFIUS requested that the parties submit a full joint voluntary notice (the “CFIUS Notice”), which the parties submitted and which was accepted by CFIUS on January 14, 2025. At the end of the 45-day review period, on February 27, 2025, CFIUS notified the parties that it would extend its review into a 45-day investigation period. At any time prior to the expiration of the 45-day investigation period, CFIUS may request that the parties withdraw and re-file the CFIUS Notice which has the effect of restarting the initial 45-day review period and potential additional 45-day investigation period. CFIUS may reject the CFIUS Notice at any time after it has been accepted for certain reasons, including if the Company and/or Nano do not timely provide information requested by CFIUS or if the parties fail to reach an agreement on mitigation requirements imposed by CFIUS. As a result of CFIUS’s review or investigation of the Nano Merger, CFIUS may: (i) conclude action under applicable regulations by determining that there are no unresolved national security concerns; (ii) send a report to the President of the United States (the “President”) recommending that the Nano Merger be suspended or prohibited; or (iii) send a report to the President requesting the President’s decision if: (a) CFIUS recommends that the President suspend or prohibit the Nano Merger; (b) the members of CFIUS are unable to reach a decision on whether to recommend that the President suspend or prohibit the Nano Merger; or (c) CFIUS requests that the President make a determination with regard to the Nano Merger. To determine that there are no unresolved national security concerns, CFIUS may impose mitigation measures and request that the parties enter into a National Security Agreement. Should CFIUS send a report to the President, the President will have up to 15 days to decide whether to suspend or prohibit the Nano Merger. The failure to obtain or delay in obtaining the required CFIUS approval has delayed and could further delay completion of the Nano Merger or impose additional costs or limitations on the Company or may result in the failure to close the Nano Merger.

For further information about the Nano Merger, please refer to the Nano Merger Agreement, a copy of which is filed as Exhibit 2.2 to this Annual Report on Form 10-K, and the Company’s definitive Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on November 13, 2024.

Delisting of Public Warrants

On September 26, 2024, the NYSE notified the Company that the NYSE had determined to delist the Company’s Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company did not appeal NYSE’s determination and the Public Warrants were delisted from NYSE on January 6, 2025.

Regaining Compliance with the NYSE’s Minimum Bid Price Listing Requirement

On October 30, 2024, the NYSE notified the Company that it had regained compliance with the NYSE’s minimum bid price listing requirement pursuant to Section 802.01C of the NYSE Listed Company Manual with respect to its Common Stock because the average closing price of the Common Stock exceeded $1.00 per share over a consecutive 30 trading-day period. The Company had previously been notified by the NYSE that it had fallen out of compliance with the NYSE’s minimum bid price listing requirement on April 18, 2023 and November 17, 2023.

Liquidity Risks and Uncertainties

The Company has cash and cash equivalents of $53.6 million as of December 31, 2024. The Company incurred net losses of $85.6 million and $103.6 million for the years ended December 31, 2024 and 2023, respectively. On September 25, 2024, the Company entered into the Nano Merger Agreement to be acquired by Nano. If the Nano Merger is not ultimately consummated, the Company will need to seek additional sources of liquidity. If additional capital cannot be raised, there is substantial doubt that the Company will be able to continue as a going concern for the next twelve months. The Company has funded its operations to date primarily through the sale of convertible preferred stock, the proceeds from the Merger, including the sale of common stock, and the sale of its products. The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Currently the Company generates negative operating cash flows and may continue to do so as the Company focuses on pursuing commercialization and product development. During the years ended December 31, 2024 and 2023 the Company generated net negative cash flows from operations of $61.3 million and $48.9 million, respectively. The Company has experienced declining revenue in 2024 compared to 2023 due in part to macroeconomic factors, pricing competition, increased interest rates, and rising inflation. The Company's future capital requirements will depend on many factors, including the Company's revenue growth rate, the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, expenses associated with the Company's international expansion, the introduction of platform enhancements, and the continuing market adoption of The Digital Forge platform. The Company may be required to seek additional equity or debt financing. In the event that the Company requires additional financing, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital or generate cash flows necessary to expand the Company's operations and invest in continued innovation, the Company may not be able to compete successfully, which would harm the Company's business, results of operations, and financial condition.

The Company has incurred substantial transaction costs associated with the pending Nano Merger, including fees for legal, financial accounting, and other advisory services, as well as other related expenses. For the year ended December 31, 2024, these costs totaled approximately $4.9 million, reflecting a significant financial commitment. The Company anticipates additional transaction costs related to the Nano Merger will continue to be incurred in fiscal year 2025.

Furthermore, the Company's liquidity is impacted by operating restrictions imposed under the Nano Merger Agreement. For example, the Company's ability to raise capital through any equity or debt financing is restricted during the pendency of the Nano Merger pursuant to the terms of the Nano Merger Agreement, which could make it more difficult for the Company to access capital sources needed to meet the Company's financial commitments.

The Company has enacted cost savings measures to preserve capital. In November 2023, the Company announced a cost restructuring initiative that included an approximately 10% workforce reduction and other operational savings measures expected to deliver operating costs savings of approximately $9 - $12 million in 2024. Further, in August 2024, the Company announced an approximately $25 million cost reduction initiative that is expected to reduce the Company’s operating expenses to a yearly run rate of approximately $70 million.

Pursuant to the Settlement Agreement, the Company paid the first settlement payment of $18 million to Continuous Composites on October 10, 2024, and is required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively, which payments represent substantial ongoing payment obligations.

There can be no assurance that the Nano Merger will close in a timely manner or at all. Further delays of the completion of the Nano Merger may impose additional costs or limitations on the Company or may result in the failure to close the Nano Merger in a timely manner or at all.

As a result of the foregoing, including continued transaction-related fees, operational expenses and restrictions on the Company's ability to raise additional capital, there is substantial doubt about our ability to continue as a going concern through at least one year after the financial statements included with this Annual Report on Form 10-K are issued.

The Company continues to monitor, analyze, and respond to evolving developments regarding supply chain disruptions and the economic downturn. The Company is unable to predict the ultimate impact that these factors will have on the business, future results of operations, financial position or cash flows. The potential risks to the Company including certain accounting estimates around its supply chain, accounts receivable, inventory and related provisions, and intangible assets, were assessed and had no material impact as of and for the year ended December 31, 2024. There may be changes to those estimates in future periods, and actual results could differ from those estimates.

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

Use of Estimates

The preparation of the audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s significant estimates include allowance for expected credit losses, reserve for excess and obsolete inventory, fair value of contingent earnout liability, fair value of earnout share awards, fair value of the private placement warrant liability, assumptions in revenue recognition, and valuation of intangibles and goodwill. The Company evaluates its estimates based on historical experience, current conditions, and various other assumptions that it believes are reasonable under the circumstances.

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

Our customer contracts include multiple products and services. We are required to perform allocations of the contract value to the products and services deemed to be distinct performance obligations by U.S. GAAP in order to recognize revenue at the appropriate time. These allocations are based on a relative standalone selling price methodology, which requires us to determine the standalone selling price for each performance obligation. We utilize selling prices from standalone sales of the product or service when available. However, certain products are not sold on a standalone basis or do not have a sufficient history of standalone sales and we are required to estimate the standalone selling price for the purposes of our allocation. We utilize market information, historical selling practices, and other available information to produce as accurate an estimate as possible.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date.

Restricted cash as of December 31, 2024 and December 31, 2023 relates to deposits to secure letters of credit totaling $0.8 million and $1.4 million, respectively. The deposits are related to contracts that have a remaining term greater than twelve months, thus this cash is included in other noncurrent assets.

	December 31
(in thousands)	2024	2023
Restricted cash in non-current assets, beginning of period	$1,430	$1,430
Cash released from restriction	(625)	—
Balance at end of period	$805	$1,430

Short-Term Investments

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate bonds and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Investments in marketable securities are recorded at fair value, and unrealized gains and losses are reported within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Realized gains and losses and declines in the value of securities attributable to actual or expected losses are included in other expense, net in the consolidated statements of operations. All investments in marketable securities mature within one year.

The Company’s cash equivalents and short-term investments are invested in the following:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$46,313	$—	$—	$46,313
Total cash equivalents	$46,313	$—	$—	$46,313

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$110,775	$—	$—	$110,775
Total cash equivalents	$110,775	$—	$—	$110,775

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

The following presents the changes in the balance of the Company’s allowance for expected credit losses:

	Year Ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$360	$1,559
Provision adjustment	646	(688)
Write – offs	(250)	(511)
Balance at end of period	$756	$360

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

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation:

	Fair Value Measurements
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$46,313	$—	$—	$46,313
Total cash equivalents	$46,313	$—	$—	$46,313
Total assets	$—	$—	$—	$—
Liabilities:
Contingent earnout liability	$5,037	$—	$—	$5,037
Total liabilities	$5,037	$—	$—	$5,037

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$110,775	$—	$—	$110,775
Total cash equivalents	$110,775	$—	$—	$110,775
Total assets	$110,775	$—	$—	$110,775
Liabilities:
Contingent earnout liability	$—	$—	$1,379	$1,379
Private placement warrant liability	—	—	189	189
Teton acquisition contingent earnout liability	—	—	1,500	1,500
Total liabilities	$—	$—	$3,068	$3,068

The Company historically remeasured its Private Placement Warrants (as defined below) at fair value at each reporting period using Level 3 inputs via the Binomial Lattice Model. The valuation of the earnout shares was historically based on a Monte Carlo simulation. The significant assumptions used in preparing the above models as well as fair value methods used as of December 31, 2024 are disclosed in Note 12 Stock Warrants and Note 11 Earnout.

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

(in thousands)	Contingent Earnout Liability	Private Placement Warrant Liability	Teton Acquisition Contingent Earnout Liability	Total
Fair Value as of December 31, 2022	$2,415	$661	$602	$3,678
Change in fair value	(1,036)	(472)	898	(610)
Fair Value as of December 31, 2023	$1,379	$189	$1,500	$3,068

Fair Value as of December 31, 2023	$1,379	$189	$1,500	$3,068
Change in fair value	3,658	(189)	—	3,469
Settlement of liability acquired as part of acquisitions	—	—	(1,500)	(1,500)
Fair Value as of December 31, 2024	$5,037	$—	$—	$5,037

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents held on deposit at one financial institution and accounts receivable. The Company does not require collateral from customers for amounts owed. As of and for the year ended December 31, 2024, no customers represented greater than 10% of the accounts receivable balance or total revenue. As of and for the year ended December 31, 2023, no customers represented greater than 10% of the accounts receivable balance and total revenue. Historically, the Company has not experienced any significant credit loss related to any individual customer.

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

The Company exited certain leased facilities during fiscal year 2023 and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $4.0 million during the three months ended June 30, 2023 related to the operating lease right-of-use (“ROU”) asset recorded for our former headquarters at 480 Pleasant Street, Watertown, MA 02472 (“480 Pleasant Street”) within the general and administrative expense caption of the consolidated statements of operations. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate. The lease for 480 Pleasant Street was terminated in the third quarter of 2024 and the Company recorded a gain of $1.0 million on the termination of the 480 Pleasant Street lease within the other expense, net caption of the consolidated statement of operations.

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

Sales and Marketing

Sales and marketing costs are expensed as incurred and are primarily comprised of personnel-related costs for the Company’s sales and marketing departments, costs related to sales commissions, trades shows, facilities costs, as well as advertising and other demand generating services. Sales and marketing expenses includes advertising costs of $2.2 million during 2024 and 2023, respectively.

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

Warranty reserves are included within accrued expenses on the consolidated balance sheets. The following table presents changes in the balance of the Company’s warranty reserve:

	Year Ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$886	$620
Additions to warranty reserve	848	1,397
Claims fulfilled	(1,003)	(1,131)
Balance at end of period	$731	$886

Warranty reserve is recorded through cost of revenue in the consolidated statements of operations.

Common Stock

The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Dividends may be declared and paid on common stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock. Through the year ended December 31, 2024, no dividends had been declared.

Profit (Loss) Per Share

Basic profit (loss) per common share is calculated by dividing net profit (loss) attributable to common stockholders, less any participating dividends, by the weighted average number of common shares outstanding during the applicable period. Diluted profit (loss) per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. The Company calculates this through the treasury stock method. See Note 16 for further information.

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

Common Stock Warrant Liabilities

The Company assumed 5,374,984 publicly-traded warrants (“Public Warrants”) and 3,150,000 private placement warrants originally issued by AONE (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) upon the Merger, all of which were issued in connection with AONE’s initial public offering and subsequent overallotment and entitle the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share. The Common Stock Warrants became exercisable the later of 30 days after the Company completed the Merger or 12 months from the closing of AONE’s initial public offering, but can be terminated on the earlier of 5 years after the Merger, liquidation of the Company, or the Redemption Date as determined by the Company. During the years ended December 31, 2024 and 2023, no Public Warrants or Private Placement Warrants were exercised. The Public Warrants are exercisable for cash unless certain conditions occur which would permit a cashless exercise, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions. The Private Placement Warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The consummation of the Nano Merger constitutes an Earnout Triggering Event, and the Markforged Earnout Shares will be issued upon the closing of the Nano Merger. The valuation of the Markforged Earnout Shares and Sponsor Earnout Shares was based on the closing price of Common Stock as of December 31, 2024, as the triggering event of a change in control of the Company was determined to be probable as a result of the pending Nano Merger and reflected in the stock price. As such, the contingent earnout liability was categorized as a Level 1 fair value measurement as of December 31, 2024.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases during the years ended December 31, 2024 and 2023.

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

Intangible Assets and Long-Lived Assets

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

As of December 31, 2024 and 2023, capitalized software costs were $1.3 million, respectively, and included in other long-term assets on the balance sheet. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, which is typically 3 years. For the years ended December 31, 2024 and 2023, amortization expense for capitalized software recorded to cost of revenue was $0.2 million and $0.1 million, respectively. For the years ended December 31, 2024 and 2023, accumulated amortization for capitalized software was $0.3 million and $0.1 million, respectively.

Foreign Currency Translation

The assets and liabilities of our subsidiary, Markforged Sweden AB, are translated from its functional currency (Swedish Krona) to U.S. dollars at the exchange rate in effect at the end of the period, and the consolidated statements of operations are translated at the average exchange rate each month.

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

Comprehensive Loss

The Company follows the requirements of ASC 220, Income Statement - Reporting Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components. The guidance requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive loss. Realized gains and losses and declines in the value of investment securities attributable to actual or expected losses are included in other expense, net in the consolidated statements of operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and requires retrospective adoption to all prior periods presented in the consolidated financial statements. These changes became effective for the Company on January 1, 2024, which did not have a material effect on the Company's consolidated financial statements.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating when we will adopt the ASU.

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

Markforged Sweden AB (“Markforged Sweden”)

On August 31, 2022 (the “Closing Date”), pursuant to a Sale and Purchase Agreement (the “Purchase Agreement”) by and between Markforged and Höganäs Aktiebolag, a limited liability company incorporated under the laws of Sweden (the “Seller”), the Company completed its acquisition of all of the outstanding share capital of Markforged Sweden AB, a limited liability company incorporated under the laws of Sweden (“Markforged Sweden”). At the closing, the Company issued 410,000 shares of Common Stock of the Company, and paid approximately $33.5 million in cash. The cash payment was comprised of $32.0 million related to the purchase price and $1.5 million to settle certain intercompany balances between the Seller and Markforged Sweden. The acquisition of Markforged Sweden, the creator of a precise and reliable binder jetting solution, extends Markforged's capabilities into high-throughput production of metal additive parts.

Note 4. Revenue

The Company derives revenue from the sale of 3D printers, consumable materials, and hardware maintenance agreements, through its global channel of third-party value-added reseller partners (“VARs”). Typically, the VAR is the Company’s customer. Customers are invoiced at the time of shipment or at the beginning of the maintenance term and payment is typically due within 60 days. Contracts primarily contain fixed consideration although certain VAR contracts include performance rebates that may be earned based on sales targets which are accounted for as variable consideration and a reduction of revenue. The Company’s variable consideration is primarily based on performance metrics measured over the fiscal year, thus uncertainties related to variable consideration are resolved as of December 31, 2024 and 2023.

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

The Company recognized $8.2 million of revenue in 2024 from deferred revenue as of December 31, 2023. The Company recognized $7.5 million of revenue in 2023 from deferred revenue as of December 31, 2022.

Deferred revenue is expected to be recognized when the Company provides hardware maintenance services or contractual performance obligations for which the customer has already provided payment with $9.1 million to be recognized in 2025, $3.1 million in 2026, $1.1 million in 2027, and $0.4 million thereafter.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue based on the nature of the products and services:

	Year Ended December 31,
(in thousands)	2024	2023
Hardware	$49,103	$59,287
Consumables	23,394	23,996
Services	12,593	10,501
Total Revenue	$85,090	$93,784

Note 5. Property and Equipment, net

Property and equipment consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Machinery and equipment	$11,081	$11,249
Leasehold improvements	12,490	12,613
Computer equipment	3,516	3,481
Furniture and fixtures	302	438
Computer software	252	242
Construction in process	37	523
Property and equipment, gross	27,678	28,546
Less: Accumulated depreciation	(13,224)	(10,833)
Property and equipment, net	$14,454	$17,713

Depreciation expense for property and equipment was $4.3 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively. Disposal of property and equipment amounted to $1.5 million of fully depreciated assets for the year ended December 31, 2024 and $0.8 million for the year ended December 31, 2023. Losses on disposals of fixed assets were $0.4 million for the year ended December 31, 2024.

Note 6. Inventory

Inventory consists of the following:

(in thousands)	December 31, 2024	December 31, 2023
Raw material	$2,766	$4,324
Work in process	1,627	555
Finished goods	17,969	21,894
Total inventory	$22,362	$26,773

The Company maintained a provision for excess and obsolete inventory of $3.1 million and $1.8 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, excess and obsolete inventory impairment related to finished goods is $2.6 million and $0.5 million is related to raw materials. As of December 31, 2023, excess and obsolete inventory impairment related to finished goods is $1.3 million and $0.5 million is related to raw materials. The impairment of excess and obsolete inventories is recorded within cost of revenue in the consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The following tables summarize the Company’s goodwill and intangible assets, all of which are related to the acquisitions of Teton Simulation Software in April 2022 and Markforged Sweden AB in August 2022 (in thousands):

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

Following post-trial motions relating to the jury verdict, on September 20, 2024, the Company entered into the Settlement Agreement with Continuous Composites. The Settlement Agreement resolved all claims and counterclaims in the patent infringement litigation brought by Continuous Composites against the Company in the lawsuit. Under the terms of the Settlement Agreement, the Company made an initial upfront payment of $18 million to Continuous Composites, which payment was made on October 10, 2024, and is required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provides for a dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. On October 11, 2024, the parties filed a Stipulation of Dismissal with the United States District Court for the District of Delaware, which was granted, and the case was terminated. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and is recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the life of the patents of 23 years. The future payments of $7.0 million under the Settlement Agreement are secured by the Security Agreement and as such the Company has recorded a long-term settlement payable on the consolidated balance sheet of $5.2 million which will accrete $1.8 million of interest over the payment term recognized as interest expense.

		December 31, 2024			December 31, 2023
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	7 - 20 years	$16,800	$(2,464)	$14,336	$16,800	$(970)	$15,830
Customer relationships	9 years	560	(140)	420	560	(83)	477
Trade names	1 year	90	(90)	—	90	(90)	—
Licenses	23 years	5,457	(59)	5,398	—	—	—
Foreign currency translation		(640)	203	(437)	848	(27)	821
Intangible Assets, net		$22,267	$(2,550)	$19,717	$18,298	$(1,170)	$17,128

The Company recognized the following amortization expense to cost of revenue and operating expense during the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Cost of revenue	$1,415	$877
Operating expenses	93	147
Total	$1,508	$1,024

Revenue is the basis for the economic pattern used to determine the amortization schedule of developed technology and customer relationships. Trade name intangible amortization is based on the term in which the Company anticipates using the asset. The estimated future amortization expense for amortizable assets to be recognized is as follows as of December 31, 2024 (in thousands):

2025	$2,171
2026	2,354
2027	2,110
2028	1,751
2029	1,400
Thereafter	9,931
Total	$19,717

Note 8. Accrued Expenses

The following table summarizes the Company’s components of accrued expenses:

(in thousands)	December 31, 2024	December 31, 2023
Warranty reserve	$731	$886
Compensation, benefits, and expenses	3,306	4,213
Professional services	2,900	2,540
Marketing and advertising	119	325
Accrued taxes	196	252
Accrued freight and duties	947	594
Purchase commitment	-	700
Other	424	330
Total accrued expense	$8,623	$9,840

Note 9. Common Stock and Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company has reserved the following shares of common stock for future issuance:

	December 31, 2024	December 31, 2023
Common stock options outstanding and unvested RSU	2,548,740	2,619,944
Shares available for issuance under the 2021 plan	3,207,304	2,702,849
Common stock warrants outstanding	852,500	852,500
Shares available for issuance as Earnout RSU	140,000	140,000
Employee stock purchase plan	1,049,136	850,553
Total shares of authorized common stock reserved for future issuance	7,797,680	7,165,846

Note 10. Equity Based Awards

On July 13, 2021, the Company’s stockholders approved the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”) and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2024, 3,207,304 and 1,049,136 shares of common stock were available for issuance under the 2021 Plan and 2021 ESPP, respectively.

Under the 2021 Plan, the Company can grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock awards, cash-based awards, and dividend equivalent rights. The 2021 Plan provides that an additional number of shares of common stock may be automatically added to the shares of common stock authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares of common stock added each year may, at the discretion of the Board of Directors, be equal to (i) 5% of the number of shares of common stock issued and outstanding as of December 31 of the immediately preceding year or (ii) such lesser amount as determined by the Company’s Board of Directors. The awards generally vest 25 percent after 12 months, followed by ratable vesting over 36 months. The options granted generally expire 10 years from the date of grant. The grant date fair value of options and RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The 2021 ESPP allows eligible employees to authorize payroll deductions between 1% and 15% of their base salary or wages, up to $25,000 annually, to be applied toward the purchase of shares of the Company’s common stock occurring at offering periods determined by the Company. At each offering period, the eligible employees will have the option to acquire common stock at a discount of up to 15% of the lesser of the Company’s common stock price on (i) the first trading day of the offering period or (ii) the last day of the offering period. The offering periods under the 2021 ESPP are not to exceed 27 months between periods. Under the terms of the Nano Merger Agreement, no offering period may commence under the 2021 ESPP unless the Nano Merger Agreement is terminated in accordance with its terms or the Nano Merger is not consummated. On January 1 of each subsequent year under the plan, the number of shares available for issuance under the plan may, at the discretion of the Board of Directors, be increased by the lesser of (i) 470,000 shares of common stock, (ii) one percent of the number of shares of common stock issued and outstanding as of

December 31 of the immediately preceding year, or (iii) number of shares of common stock determined by the Board of Directors. During the year ended December 31, 2024, the Company did not recognize stock compensation expense related to the 2021 ESPP as there were no grants under the 2021 ESPP.

Legacy Markforged's 2013 Stock Plan (the “2013 Plan”) was terminated at the Closing and all outstanding awards became outstanding under the 2021 Plan. No further awards will be granted under the 2013 Plan. Option activity under the 2021 Plan for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2023	1,088,845	$20.71	6.13
Forfeited	(62,603)	15.72
Outstanding at December 31, 2024	1,026,242	$21.01	5.18
Options exercisable at December 31, 2024	1,026,160	$21.01	5.18

The aggregate intrinsic value of stock options outstanding at December 31, 2024 was $3 thousand. As of December 31, 2024, the Company had 1,009,349 shares vested and expected to vest.

Additional information regarding the exercise of stock options is as follows:

	Year Ended December 31,
(in thousands, except weighted average)	2024	2023
Intrinsic value of options exercised	$-	$501

In the years ended December 31, 2024 and 2023, the Company did not grant any options to purchase shares of Common Stock.

Restricted Stock Units

During the year ended December 31, 2024, the Company awarded RSUs to newly hired and continuing employees, as well as non-employee directors. The fair value per share of these awards was determined based on the fair market value of our stock on the date of the grant and is being recognized as stock-based compensation expense over the requisite service period. Awards containing market and/or performance conditions are recognized using the graded vesting method, which is an accelerated expense attribution method. We have not issued any awards with market and/or performance conditions since the Merger. The RSUs that vested during the year ended December 31, 2024 had a fair value of $3.4 million. The following table summarizes the RSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Share)
Outstanding at December 31, 2022	1,104,060	$39.37
Granted	1,095,834	11.50
Vested	(396,586)	36.24
Forfeited	(272,208)	33.85
Outstanding at December 31, 2023	1,531,100	$21.21
Granted	1,248,389	4.10
Vested	(610,099)	20.01
Forfeited	(646,892)	15.19
Unvested at December 31, 2024	1,522,498	$10.22

Stock-Based Compensation Expense

The Company recorded compensation expense related to options and RSUs of $12.0 million and $14.0 million for the years ended December 31, 2024 and 2023. Total unrecognized stock-based compensation expense for the RSUs outstanding was $12.4 million at December 31, 2024, which is expected to be recognized over a weighted-average period of 1.7 years. There was no unrecognized stock-based compensation expense for the options outstanding at December 31, 2024.

	Year Ended December 31,
(in thousands)	2024	2023
Stock options	$954	$2,641
Restricted stock units	11,079	11,398
Stock-based compensation expense for restricted stock units and options	$12,033	$14,039

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

During the year ended December 31, 2024, the Company recognized de minimis stock-based compensation income related to the Markforged Earnout. The unrecognized compensation expense related to the Markforged Earnout is $35 thousand and will be recognized over a remaining period of no more than 0.25 years, dependent on when vesting conditions are met.

The stock-based compensation expense for stock-based awards and earnout shares was recognized in the following captions within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2024	2023
Cost of revenue	$137	$259
Sales and marketing	1,418	1,851
Research and development	3,216	4,649
General and administrative	7,204	7,228
Total stock-based compensation expense	$11,975	$13,987

Note 11. Earnout

During the five year period after the Closing (“Earnout Period”), Eligible Markforged Equityholders are entitled to receive up to 1,466,666 Markforged Earnout Shares upon the occurrence of certain triggering events. During the Earnout Period, the Sponsor’s 261,000 surrendered shares of common stock will be released from lock-up upon certain triggering events.

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

There are two units of account within the Markforged Earnout Shares depending on whether the Eligible Markforged Equityholder is entitled to receive Markforged Earnout Shares with respect to a Legacy Markforged equity award, in which case the Markforged Earnout Shares are accounted for as equity classified stock compensation, or with respect to Legacy Markforged common stock, in which case the Markforged Earnout Shares are accounted for as a liability classified instrument in accordance with Accounting Standards Codification Topic 815-40. Markforged Earnout Shares issuable with respect to an unvested Legacy Markforged equity award are issued in the form of Earnout RSUs and are subject to forfeiture if the holder does not complete the required service period. Forfeited Markforged Earnout Shares are distributed to the remaining Eligible Markforged Equityholders on a pro-rata basis and are fungible between the two units of account. The following table summarizes the number of Earnout Shares allocated to each unit of account as of December 31, 2024:

	Triggering Event I Earnout Shares	Triggering Event II Earnout Shares
Derivative liability	732,997	610,831
Stock compensation	67,003	55,835
Total Earnout Shares	800,000	666,666

As of the Closing, the estimated value of the Markforged Earnout Shares and surrendered Sponsor shares was $80.40 per share issuable upon Triggering Event I and $76.60 per share issuable upon Triggering Event II. The estimated value of the Markforged Earnout Shares and surrendered Sponsor shares as of December 31, 2024 is $3.14 per share issuable upon Triggering Event I and $3.14 per share issuable upon Triggering Event II. The valuation of the Markforged Earnout Shares and surrendered Sponsor Earnout Shares was based on the closing price of the Common Stock as of December 31, 2024 as the triggering event of a change in control of the Company was determined to be probable as a result of the pending Nano Merger and reflected in the stock price. The valuation of the Markforged Earnout Shares and surrendered Sponsor Earnout Shares was based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout period using the most reliable information available as of December 31, 2023. The following table describes the assumptions used in the valuation:

December 31,
2023
Current stock price	$8.20
Expected volatility	85.00%
Risk-free interest rate	4.07%
Dividend rate	—%
Expected term (years)	2.54

None of the Earnout Triggering Events have occurred as of December 31, 2024 and therefore no earnout shares were distributed.

Note 12. Stock Warrants

Private Placement Warrants and Public Warrants

On September 26, 2024, the NYSE notified the Company that the NYSE had determined to delist the Public Warrants due to "abnormally low" trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company did not appeal the NYSE's determination and the Public Warrants were delisted from NYSE on January 6, 2025.

The Private Placement Warrants were initially recognized as a liability on July 14, 2021 at a fair value of $5.7 million. The Private Placement Warrants were remeasured to a value of nil as of December 31, 2024. The company recorded a gain of $0.1 million and a gain of $0.5 million during the years ended December 31, 2024 and December 31, 2023, respectively. The changes in fair value were included in change in fair value of derivative liabilities on the consolidated statements of operations.

The Company benchmarks the change in fair value of the Private Placement Warrants against the market price of the publicly traded warrants at each quarter end, the closing price which was nil as of December 31, 2024 and $0.06/warrant as of December 31, 2023.

The Public Warrants were recognized in stockholder’s equity at a fair value of $9.7 million on July 14, 2021.

Note 13. Income Taxes

The components of the Company’s profit (loss) before income taxes are as follows:

	Year Ended
	December 31,
(in thousands)	2024	2023
Profit (loss) before income taxes:
Domestic	(81,310)	(75,028)
Foreign	(5,499)	(29,125)
Total	$(86,809)	$(104,153)

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Current Provision
Federal	$—	$—
State	—	—
Foreign	38	83
Total current expense (benefit)	$38	83
Deferred Provision
Federal	—	—
State	—	—
Foreign	(1,281)	(669)
Total deferred expense (benefit)	(1,281)	(669)
Total income tax expense (benefit)	$(1,243)	$(586)

The income tax expense (benefit) primarily relates to acquired deferred tax liabilities serving as a source of income to support recognition of certain existing deferred tax assets as well as the benefit related to certain foreign losses.

The overall effective tax rate differs from the statutory US federal tax rate as follows:

	Year Ended December 31,
	% of Pretax Profit (Loss)
	2024	2023
Statutory US federal tax rate	21.00%	21.00%
State income taxes, net of federal benefit	1.71	4.04
Stock-based compensation	(2.38)	(2.19)
Nondeductible expenses	(0.13)	(0.15)
Goodwill impairment	—	(6.06)
Fair market value change in warrants and earn out liabilities	(0.84)	—
Transaction costs	(1.20)	—
Officer's compensation	(0.19)	(0.13)
Research and development credits	(2.87)	2.56
Valuation allowance	(13.61)	(18.11)
Change in statutory tax rate	(0.05)	(0.04)
Other	—	(0.36)
Effective tax rate	1.44%	0.56%

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Lease liability	$7,938	$10,493
Capitalized research and development costs	11,719	14,596
Stock compensation	1,931	2,175
Reserves	1,106	689
Deferred revenue	667	1,298
Accrued expenses	672	564
Inventory reserves	637	670
Long term settlement payable	1,304	—
Net operating losses	62,760	42,646
Research and development credits	12,684	15,465
Other credits	459	407
Gross deferred tax assets	$101,877	$89,003
Less: Valuation allowance	(90,594)	(78,576)
Deferred tax liabilities
Right-of-use assets	(7,432)	(8,966)
Deferred expenses	(132)	(125)
Acquired intangible assets	(2,814)	(3,218)
Other assets - license	(1,315)	—
Depreciation	(25)	(203)
Loss on sale of assets	(345)	(20)
Net deferred tax assets	$(780)	$(2,105)

As of December 31, 2024, the Company had federal net operating loss carryforwards of $15.0 million that are subject to expire at various dates between 2033 and 2037, and net operating losses of $236.2 million, that have no expiration date and can be carried forward indefinitely but are limited in their usage to 80% of annual taxable income. As of December 31, 2024, the Company had state tax net operating loss carryforwards of $128.7 million, that are subject to expire at various dates between 2026 and 2042. At December 31, 2024, the Company had federal and state research and development tax credit carryforwards of $8.5 million and $5.3 million, which begin to expire in 2033 and 2036, respectively.

As of December 31, 2024, the Company had foreign net operating loss carryforwards of $11.0 million. The total is comprised of $11.0 million of Sweden net operating losses, which have an unlimited carryforward period and do not expire.

The federal and state net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2024, the Company has not completed a 382 study to assess whether a change of ownership has occurred since its formation.

Uncertain tax positions represent tax positions for which income tax reserves have been established. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of income tax expense. Reserves for uncertain tax positions as of December 31, 2024 are not material and would not impact the effective tax rate if recognized due to the valuation allowance maintained against the Company’s net deferred tax assets.

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

As of December 31, 2024, the Company has not provided for deferred income taxes on unremitted earnings of its foreign subsidiaries since these earnings are indefinitely reinvested. Upon distribution of such earnings in the form of dividends or otherwise, the Company could be subject to taxes. The Company’s foreign unremitted earnings are not material and, as such, any taxes attributable to such unremitted earnings would not be material.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily comprised of net operating losses and research and development credits. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of $90.6 million has been established at December 31, 2024.

The following table presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

	Year Ended December 31,
(in thousands)	2024	2023
Balance at beginning of year	$78,576	$59,514
Additions charged to expense	12,018	19,062
Balance at end of year	$90,594	$78,576

Note 14. Leases

Rent expense under the Company’s operating lease agreements was $6.5 million and $7.9 million for the years ended December 31, 2024 and 2023, respectively. There were no financing, variable, or short term leases during the years ended December 31, 2024 and 2023. The Company recorded a non-cash, pre-tax impairment of $4.0 million related to the operating lease right-of-use (“ROU”) asset recorded for 480 Pleasant Street in the second quarter of 2023. See Note 2 for additional information on the impairment.

Future minimum lease payments under our operating leases are as follows as of December 31, 2024:

(in thousands)	Amount
2025	$5,467
2026	6,047
2027	6,191
2028	6,337
2029	6,334
After 2029	10,107
Total future lease payments	$40,483
Less: interest	(7,839)
Present value of lease liabilities	$32,644

	Year Ended December 31, 2024	Year Ended December 31, 2023
Supplemental cash flow information:
Cash payments for operating leases included in cash flows used in operating activities	9,226	7,865

	December 31, 2024	December 31, 2023
Other lease information
Weighted-average remaining lease term - Operating leases	6.6 years	7.1 years
Weighted-average discount rate - Operating leases	6.7%	6.4%

Note 15. Commitments and Contingencies

Minimum Commitment Arrangements

The Company may enter into non-binding purchase agreements with suppliers to acquire inventory and other materials during the normal course of business. The Company had three minimum non-cancelable purchase commitment arrangements during 2024. Two of these three arrangements have been fulfilled.

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

Following post-trial motions relating to the jury verdict, on September 20, 2024, the Company entered into the Settlement Agreement with Continuous Composites. The Settlement Agreement resolved all claims and counterclaims in the patent infringement litigation brought by Continuous Composites against the Company in the lawsuit. Under the terms of the Settlement Agreement, the Company made an initial upfront payment of $18 million to Continuous Composites, which payment was made on October 10, 2024, and is required to make three additional installment payments thereafter of $1 million, $2 million and $4 million in the fourth quarters of fiscal years 2025, 2026 and 2027, respectively. In consideration of such payments, the Settlement Agreement provides for a dismissal of all claims with prejudice, cross-licenses of the parties’ respective patent portfolios, a mutual release of claims for liabilities arising prior to the effective date of the Settlement Agreement and mutual covenants not to sue. On October 11, 2024, the parties filed a Stipulation of Dismissal with the United States District Court for the District of Delaware, which was granted, and the case was terminated. The incremental amount due under the Settlement Agreement compared to the original verdict is determined to be representative of the amount attributable to the licensing of the patent rights contemplated under the Settlement Agreement and is recognized as an intangible asset of $5.5 million, after discount using a rate of 12%, to be amortized to cost of revenue over the life of the patents of 23 years. The future payments of $7.0 million under the Settlement Agreement are secured by the Security Agreement and as such the Company has recorded a long-term settlement payable on the consolidated balance sheet of $5.2 million which will accrete $1.8 million of interest over the payment term recognized as interest expense. Interest expense related to patent was $0.2 million for the year ended December 31, 2024.

Note 16. Net Profit (Loss) Per Share

The Company computes basic net profit (loss) per share using net profit (loss) attributable to the Company’s common stockholders and the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. The Company does this through the treasury stock method.

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023
Numerator:
Net loss	$(85,566)	$(103,567)
Net loss attributable to common stockholders - Basic & Diluted	(85,566)	(103,567)
Denominator:
Weighted average shares outstanding - Basic	20,252,793	19,689,601
Add: Weighted average unvested options outstanding	—	—
Add: Dilutive effect of restricted units issued	—	—
Weighted average shares outstanding - Diluted	20,252,793	19,689,601
Net loss per common share:
Basic	$(4.22)	$(5.26)
Diluted	(4.22)	(5.26)

For the years ended December 31, 2024 and 2023, the Company was in a net loss position, thus the effect of potentially dilutive securities, including non-vested stock options, and warrants, was excluded from the denominator for the calculation of diluted net loss per share because the inclusion of such securities would be antidilutive. The following dilutive securities are excluded from the denominator:

	Year Ended December 31,
	2024	2023
Unvested RSUs	1,587,890	1,307,521
Unvested or unexercised option awards	1,059,385	1,111,327
Warrants	852,498	852,498
Contingently issuable earnout shares	1,466,666	1,466,666
Total	4,966,438	4,738,012

Note 17. Segment Information

In the operation of the business, the Chief Executive Officer, who is the Company’s chief operating decision maker, reviews the business as one operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly reviewed by the CODM, which is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. The CODM evaluates the Company's financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income as shown in our consolidated statement of operations. The CODM considers net income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

The Company currently sells its product in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”) markets. The Company measures revenue based on the physical location of where the customer who is receiving the promised goods or service is located.

Disaggregated revenue data for those markets is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Americas	$41,295	$43,715
EMEA	25,378	29,744
APAC	18,417	20,325
Total	$85,090	$93,784

Revenue generated from customers within the Company’s country of domicile, the United States, amounted to $36.5 million and $38.2 million for the years ended December 31, 2024 and 2023, respectively. The Company’s long-lived assets are primarily located in the United States, where the Company’s headquarters and primary operations are located. As of December 31, 2024 and 2023, approximately 13% and 17% of our long-lived assets are located in Sweden, where we perform research and development activities related to our binder-jetting technology, respectively.