Form 10-K/A
period 2024-12-31
Markforged Holding Corp
filed 2025-05-09
CIK 1816613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

The number of shares of Registrant’s Common Stock outstanding as of April 25, 2025 was 23,015,852.

EXPLANATORY NOTE

Markforged Holding Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025, to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2024 Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Form 10-K/A amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2024 Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the 2024 Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2024 Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the 2024 Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the 2024 Form 10-K and our other filings with the SEC.

On April 25, 2025, pursuant to the Agreement and Plan of Merger, dated as of September 25, 2024, by and among the Company, Nano Dimension Ltd. (“Nano”), and Nano US II, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Nano (“Merger Sub”), Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect, wholly owned subsidiary of Nano. At the effective time of the Merger, the Company's directors and officers resigned from their positions as directors and officers of the Company and were replaced by the directors and officers of Merger Sub. The information set forth in the Form 10-K/A pertains to the Company's directors and officers prior to the consummation of the Merger.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Our Board of Directors and Executive Officers

The following table identifies our directors as of April 25, 2025 and sets forth their principal occupation and business experience during the last five years and their ages as of April 25, 2025.

Name	Positions and Offices Held with Markforged	Director Since	Age
Alan Masarek	Director and Chairman of the Board of Directors	2021	64
Shai Terem	Director, President and Chief Executive Officer	2021	47
Edward T. Anderson	Director	2021	75
Michael Medici	Director	2021	46
Paul Milbury	Director	2021	77
Carol Meyers	Director	2021	64
Antonio Rodriguez	Director	2021	50
Aaron VanDevender	Director	2023	45
George Riedel	Director	2024	67

Alan Masarek has served on our board of directors since July 2021. Since August 2022, Mr. Masarek has served as the Chief Executive Officer and a member of the board of directors of Avaya Holdings Corporation. Mr. Masarek previously served as Chief Executive Officer and a member of the board of directors of Vonage (Ticker: VG) from November 2014 to June 2020. Mr. Masarek went to Vonage from Google, Inc., where he was Director, Chrome & Apps from June 2012 until October 2014, following the acquisition of his prior company, Quickoffice, Inc., Mr. Masarek was Co-founder and CEO of Quickoffice, Inc. Mr. Masarek served as a Director of Virtuoso Acquisition Corporation from January 2021 to November 2021, and Director of Wejo Group Limited (Ticker: WEJO) from November 2021 until November 2022. He also serves as chairman of the boards of directors of privately held SalesIntel, Inc. and CircleBack, Inc. Mr. Masarek earned his M.B.A. from Harvard Business School and his B.B.A. from the University of Georgia. We believe Mr. Masarek's extensive industry and board experience makes him well qualified to serve on our board of directors.

Shai Terem has been our President and Chief Executive Officer and a member of our board of directors since July 2021. Mr. Terem has also served as President, Chief Executive Officer, and director of MarkForged, Inc. from October 2020 until July 2021. Mr. Terem previously served as our President and Chief Operating Officer from December 2019 to October 2020. Prior to that, Mr. Terem was President, Americas at Kornit Digital Ltd. from May 2017 to December 2019. Mr. Terem was VP of Finance & Operations, Americas at Stratasys from January 2015 to April 2017. Mr. Terem served in the Israeli Defense Forces from January 1997 to December 2007, reaching the rank of Lieutenant Commander. He has a B.A. in Economics from Tel Aviv University and an M.B.A. from The University of Chicago – Booth School of Business.

Edward Anderson has served on our board of directors since July 2021 and served as a director on the MarkForged, Inc. board of directors from September 2015 until July 2021. Since June 1994, Mr. Anderson has served as the Founder and a Managing Partner of North Bridge Venture Partners, a venture capital firm. Mr. Anderson currently serves on the board of directors of Lyra Therapeutics, Inc. (Ticker: LYRA) and Couchbase, Inc. (Ticker: BASE), and has previously served on the boards of several privately held companies. Mr. Anderson holds a B.F.A. from the University of Denver and an M.B.A. from Columbia University Graduate School of Business. We believe that Mr. Anderson’s extensive experience in venture capital investments qualifies him to serve on our board of directors.

Michael Medici has served as a member of our board of directors since July 2021 and served as a director on the MarkForged, Inc. board of directors from March 2019 until July 2021. Mr. Medici is a Managing Director of Summit Partners, L.P., where he has been employed since March 2005, Mr. Medici currently serves on the board of directors of Klaviyo, Inc. (Ticker: KVYO) and serves or has served as a director of several private companies. Mr. Medici has a B.S. in Finance and International Business from Georgetown University. We believe that Mr. Medici’s extensive financial and industry experience qualify him to serve on our board of directors.

Paul Milbury has served on our board of directors since July 2021 and served as a director of MarkForged, Inc. from May 2019 until July 2021. Since May 2010, Mr. Milbury has served on the board of Infinera Corporation (Ticker: INFN), where he is Chair of the Audit Committee. Mr. Milbury was also a Director and Chair of the Audit Committee for Gigamon Inc. (Ticker: GIMO) from January 2014 to December 2017. From July 2011 to March 2017, Mr. Milbury served as Director and Audit Committee Chair of Accedian Networks Inc. From October 2014 to February 2017, Mr. Milbury was Director and Audit Committee Chair of SimpliVity

Corporation. Mr. Milbury holds a B.B.A. and an M.B.A. from the University of Massachusetts, Amherst. We believe that Mr. Milbury’s extensive financial expertise qualifies him to serve on our board of directors.

Carol Meyers has served on our board of directors since July 2021. In March 2023, Ms. Meyers joined the board of directors of Crunchr, a people analytics software company, where she serves as the chairman of its board of directors. She has served as a director of Rewind Inc., a SaaS back-up and recovery provider since February 2022. Ms. Meyers has served as a venture partner at Glasswing Ventures, LLC, a venture capital firm that invests in artificial intelligence and technology startups, since October 2020. She served as Chief Marketing Officer of Rapid7 (Ticker: RPD), a cybersecurity analytics and automation company, from December 2011 to December 2019, as Senior Vice President and Chief Marketing Officer at LogMeIn, Inc. from 2008 to 2010, and Senior Vice President and Chief Marketing Officer at Unica Corporation from 1999 to 2007. Ms. Meyers served on the boards of directors and audit committees of Zipwhip, Inc., a business-texting software and API provider, from July 2020 to July 2021 when the company was acquired by Twilio, and Hear.com, the world’s largest online provider of medical-grade hearing aids, from April 2021 to July 2022. She served on the board of directors of Emarsys eMarketing Systems AG, a global provider of marketing automation software, from March 2016 to November 2020, when it was acquired by SAP SE. She also served on the board of directors of Mineral Tree, Inc., a provider of accounts payable and payment automation solutions, from July 2014 to March 2019. Ms. Meyers holds a B.S. in finance from Fairfield University and is a graduate of the General Electric Financial Management Program. We believe that Ms. Meyers’ broad operational and board governance experience makes her well qualified to serve on our board of directors.

Antonio Rodriguez has served on our board of directors since July 2021 and served as a director of MarkForged, Inc. from May 2014 until July 2021. Mr. Rodriguez is Partner at Matrix Partners, a role he has held since 2010. Prior to joining Matrix Partners, Mr. Rodriguez was Chief Technology Officer of HP Inc.’s Consumer Imaging and Printing Division. In 2005, Mr. Rodriguez co-founded Tabblo, which was sold to HP Inc. in 2007. Mr. Rodriguez holds an A.B. from Harvard University and an M.B.A. from Stanford University. We believe that Mr. Rodriguez’ extensive experience in investments in technology companies qualifies him to serve on our board of directors.

Aaron VanDevender, Ph.D. has served on our board of directors since May 2023. Dr. VanDevender has served as Chief Executive Officer since December 2020 at Methid, Inc., a biotechnology company. Prior to Methid, Dr. VanDevender served as Chief Scientist and Principal from October 2012 to February 2020, and as Chief Scientific Consultant from February 2020 to August 2020 at Founders Fund, LLC, a venture capital firm. From October 2010 to March 2012, Dr. VanDevender served as a physicist at Halcyon Molecular, Inc., a company focused on DNA sequencing technology. From October 2007 to September 2010, he worked as a physicist at the National Institute of Standards and Technology. Dr. VanDevender has served on the board of directors of Emulate, Inc., which creates advanced in vitro human models, since June 2018; on the board of directors of Applied Molecular Transport (Ticker: AMTI), a clinical-stage biopharmaceutical company, from November 2016 to December 2023; and on the board of directors of PsiQuantum, a quantum computer company, since September 2017. Dr. VanDevender holds a B.S. in Physics from the Massachusetts Institute of Technology and a Ph.D. in Physics from the University of Illinois, Urbana-Champaign. We believe Dr. VanDevender's broad operational and board governance experience makes him well qualified to serve on our board of directors.

George Riedel has served on our board of directors since May 2024. Since August 2017, Mr. Riedel has served as a senior lecturer at Harvard Business School. Mr. Riedel previously served as Chief Executive Officer of Cloudmark, a software development company, from December 2014 to January 2017. Prior to this, Mr. Riedel held various leadership at Nortel Networks, Juniper Networks, McKinsey & Company and ExxonMobil. Mr. Riedel has also served as a director of various public and private companies, including Infinera Corporation (Nasdaq: INFN), Juvare and Bridgeway Benefit Technologies. Mr. Riedel holds a B.S. in Mechanical Engineering from the University of Virginia and an MBA from Harvard Business School.

Executive Officers Who Are Not Directors

The following table identifies our executive officers as of April 25, 2025 and sets forth their current positions at Markforged and their ages as of April 25, 2025.

Name	Positions Held with Markforged	Officer Since	Age
Assaf Zipori	Chief Financial Officer	2023	51

Assaf Zipori has served in the role of Chief Financial Officer since May 2023, including as Acting Chief Financial Officer from May 2023 through March 2024. Mr. Zipori previously served as the Company’s Senior Vice President of Strategy & Corporate Development from April 2021 to May 2023, and the acting Chief Financial Officer of MarkForged, Inc from November 2019 to April 2021. Mr. Zipori has also served as VP, Corporate Development of Yotpo, Inc. from March 2019 to November 2019, and Director of

Corporate Development & Ventures – North America of Amdocs Limited from September 2016 to March 2019. Mr. Zipori began his career at Ernst & Young LLP and holds a BBA from Pace University and an MS in Finance from Baruch College.

Board Committees

Our board of directors has established a standing audit committee, a compensation committee and a nominating and corporate governance committee. Each of the audit committee, compensation committee, and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the Securities and Exchange Commission ("SEC") and New York Stock Exchange ("NYSE"). Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the audit committee, compensation committee, and nominating and corporate governance committee is posted on the governance section of our website, https://investors.markforged.com.

Audit Committee

Paul Milbury, Edward Anderson and Michael Medici serve on the audit committee, which is chaired by Mr. Milbury. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable NYSE rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Milbury as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

•
selecting and overseeing a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
helping ensure the independence and performance of the independent registered public accounting firm;
•
reviewing and discussing with management and with the independent auditors our annual audited financial statements;
•
overseeing our internal audit function;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing our policies on risk assessment and risk management;
•
reviewing related party transactions; and
•
approving or, as required, pre-approving auditing and permissible non-audit services, other than de minimis non-audit services, and the terms of such services, to be performed by our independent registered public accounting firm.

Compensation Committee

Edward Anderson, Alan Masarek and George Riedel serve on the compensation committee, which is chaired by Mr. Anderson. Our board of directors has determined that each member of the compensation committee meets the requirements of a “non-employee director” pursuant to Rule 16b-3 under the Exchange Act. Our board of directors has determined that each member of the compensation committee is “independent” for compensation committee purposes as that term is defined in the rules of the SEC and the applicable NYSE rules. The compensation committee’s responsibilities include:

•
reviewing and recommending to the board of directors our processes and procedures for the consideration of director and executive officer equity and non-equity compensation;
•
reviewing and discussing with management any Compensation Discussion and Analysis to be included in our proxy statement or annual report on Form 10-K;
•
preparing the Compensation Committee Report to be included in our proxy statement or annual report on Form 10-K, as applicable;
•
acting as plan administrator to benefit plans and the equity compensation plans (to the extent permitted by law and the such equity plan) and reviewing and determining (to the extent delegated by the board of directors) awards under equity-based plans, policies and procedures for the grant of equity-based awards, and the size of equity-based plans;
•
reviewing and recommending to the board of directors the goals and objectives relating to the compensation of our Chief Executive Officer, including evaluating the performance of our Chief Executive Officer in light of goals and objectives of our compensation programs;
•
determining the employment terms and equity and non-equity compensation for our executive officers;

•
reviewing any issues concerning legal compliance and maintenance of the Company’s employee benefit plans, including compliance with the Company’s Clawback Policy;
•
reviewing and making recommendations to the board of directors with regard to the compensation of our directors; and
•
overseeing management’s decisions regarding the compensation of all members of senior management.

Nominating and Corporate Governance Committee

Michael Medici, Alan Masarek and Antonio Rodriguez serve on the nominating and corporate governance committee, which is chaired by Mr. Medici. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” for nominating and corporate governance committee purposes as that term is defined in the rules of the SEC and the applicable NYSE rules. The nominating and corporate governance committee’s responsibilities include:

•
identifying and recommending qualified persons to serve on our board of directors;
•
considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;
•
developing and making recommendations to our board of directors regarding corporate governance guidelines and matters and periodically reviewing such guidelines and recommending any changes;
•
overseeing annual evaluations of our board of directors’ performance, including committees of our board of directors and management; and
•
reviewing and discussing with the board of directors the corporate succession plan for key officers.

The nominating and corporate governance committee considers candidates for membership to our board of directors suggested by our board members, including our Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates properly recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors.

Identifying and Evaluating Director Nominees. Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with other members of our board of directors, with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.

Diversity: Though our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that our board of directors should be a diverse body, and our nominating and corporate governance committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our nominating and corporate governance committee may take into account the benefits of diverse viewpoints. Our nominating and corporate governance committee also considers these and other factors as it oversees the annual board and committee evaluations. After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board of directors the director nominees for selection. During 2024, the nominating and corporate governance committee recommended, and the board of directors approved, one new candidate for appointment to the board of directors (George Riedel).

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at https://investors.markforged.com under the Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. A current copy of our Code of Conduct is posted on the governance section of our website, which is located at https://investors.markforged.com.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines to assist with the exercise of our duties and responsibilities and to serve the best interests of the Company and its stockholders. The board of directors, with the assistance of the Nominating and Corporate Governance Committee, continuously evaluates the Company’s Corporate Governance Guidelines to ensure such guidelines are effectively serving the interests of the Company’s stockholders and are up-to-date with respect to current corporate governance best practices. A current copy of our Corporate Governance Guidelines is posted on the governance section of our website, which is located at https://investors.markforged.com.

Insider Trading Plan and Procedures

We have adopted an insider trading policy that is reasonably designed to promote compliance with applicable insider trading laws, rules, regulations, and NYSE listing standards.

Our insider trading policy prohibits our officers, directors, employees, designated consultants, and their affiliated persons from trading in company securities while in possession of material nonpublic information about the Company. The policy also prohibits tipping (i.e., disclosing material nonpublic information about the Company to others who may trade of the basis of that information). A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K/A. In addition, with regard to the Company's trading in its own securities, it is the Company's policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in this proxy statement those persons who did not file these reports when due.

Based solely upon a review of the copies of the forms furnished to our company and information involving securities transactions of which the company is aware, all of our officers, directors and holders of more than 10% of the outstanding securities of the Company complied with the filing requirements pursuant to Section 16(a) of the Exchange Act, with the exception of late Form 4 filings for each of Shai Terem, Assaf Zipori and Stephen Karp made on June 26, 2024.

Item 11. Director and Executive Compensation.

Director Compensation

Our board of directors adopted a formal Non-Employee Director Compensation Policy. The policy was designed to ensure that the compensation of non-employee directors aligned the directors’ interests with the long-term interests of the stockholders, that the structure of the compensation was simple, transparent and easy for stockholders to understand and that our directors were fairly compensated. Employee directors did not receive additional compensation for their services as directors. This policy was also intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors.

Prior to April 2024, under the policy, upon initial election or appointment to the board of directors, new non-employee directors received a restricted stock unit award with a value of $300,000, which vested in equal annual installments over a three-year period, or the Initial Grant. In addition, upon the date of each annual meeting of stockholders, each non-employee director (other than a director receiving an Initial Grant or who received their Initial Grant within three months prior to the annual meeting) received a restricted stock unit award with a value of $150,000, or the Annual Grant, which vested in full upon the earlier to occur of the first anniversary of the grant date or the date of the next annual meeting of stockholders; provided that any director who received their Initial Grant within three to six months prior to the annual meeting would be entitled to receive a grant that is 50% of the value of the Annual Grant. Vesting of any equity award ceased if a director resigned from our board of directors or otherwise ceased to serve as a director, unless the board of directors determined that circumstances warrant continuation of vesting. In addition, all such awards were subject to full accelerated vesting upon a sale event of our Company (as defined in the 2021 Plan).

In addition, the policy provided that each non-employee director was paid an annual retainer of $50,000 for their services. Such cash retainers were paid quarterly, and may be pro-rated based on the number of actual days served by the director during such calendar quarter.

In April 2024, our board of directors adopted an Amended and Restated Non-Employee Director Compensation Policy that reduced the value of the Initial Grant from $300,000 to $75,000 and provides that any director that was appointed to the board of directors three months prior to the next annual meeting would be entitled to receive an Annual Grant whose value was prorated based on the number of days between the date of such grant and the subsequent annual meeting of stockholders.

Committee members also received additional annual retainers. These additional payments for service on a committee are due to the workload and broad-based responsibilities of the committees. These committee retainers were as follows:

Committee	Member Annual Fee	Chairman Annual Fee
Audit Committee	$10,000	$20,000
Compensation Committee	$7,500	$15,000
Nominating and Corporate Governance Committee	$4,000	$8,000

Directors were reimbursed for all reasonable out-of-pocket expenses that were incurred in attending meetings of the board of directors or any committee.

The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director of Company in a calendar year period could not exceed $1,500,000 in the first calendar year such individual becomes a non-employee director and $750,000 in any other calendar year.

Director Compensation Table

The table below presents the total compensation for each person who served as a non-employee director during fiscal year 2024. During fiscal year 2024, Mr. Terem, our Chief Executive Officer, was a member of our board of directors, as well as an employee, and received no additional compensation for his services as a director. See the section titled “Executive Compensation” for more information about Mr. Terem’s compensation for fiscal year 2024.

Name	Fees Earned ($)	Stock Award ($)(1)	Total ($)
Edward Anderson (2)	75,000	111,800	186,800
Michael Medici (3)	68,000	111,800	179,800
Paul Milbury (4)	70,000	111,800	181,800
Antonio Rodriguez (5)	54,000	111,800	165,800
Carol Meyers (6)	57,500	111,800	169,300
Alan Masarek (7)	58,492	111,800	170,292
Aaron VanDevender (8)	50,000	111,800	161,800
George Riedel (9)	23,057	186,696	209,753

(1)
The amounts reported represent the aggregate grant date fair value of the restricted stock units awarded to the directors during fiscal year 2024, calculated in accordance with Financial Accounting Standard Board ("FASB") Accounting Standard Codification ("ASC") Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 10 to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The amounts reported in this column reflect the accounting cost for the restricted stock units and do not correspond to the actual economic value that may be received upon settlement of such restricted stock units or any sale of any of the underlying shares of common stock.
(2)
As of December 31, 2024, Mr. Anderson held an aggregate of 26,000 unvested restricted stock units.
(3)
As of December 31, 2024, Mr. Medici held an aggregate of 26,000 unvested restricted stock units.
(4)
As of December 31, 2024, Mr. Milbury held an aggregate of 26,000 unvested restricted stock units, and 799,005 options outstanding.
(5)
As of December 31, 2024, Mr. Rodriguez held an aggregate of 26,000 unvested restricted stock units.
(6)
As of December 31, 2024, Ms. Meyers held an aggregate of 26,000 unvested restricted stock units.
(7)
As of December 31, 2024, Mr. Masarek held an aggregate of 26,000 unvested restricted stock units.
(8)
As of December 31, 2024, Dr. VanDevender held an aggregate of 45,802 unvested restricted stock units.
(9)
Mr. Riedel was appointed to the board of directors on May 8, 2024. As of December 31, 2024, Mr. Riedel held an aggregate of 38,781 unvested restricted stock units.

Executive Compensation

Our named executive officers ("NEO") for the year ended December 31, 2024 include our principal executive officer and our next two most highly compensated executive officers:

•
Shai Terem, our Chief Executive Officer;
•
Assaf Zipori, our Chief Financial Officer; and
•
Stephen Karp, our General Counsel.

Summary Compensation Table – 2024 and 2023

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All other compensation ($)(3)	Total ($)
Shai Terem	2024	500,000	1,098,367.92	451,500	13,800	2,063,667.92
President and Chief Executive Officer	2023	500,000	2,596,679	441,060	13,200	3,550,939

Assaf Zipori	2024	341,288	387,000	158,025	13,800	900,113
Chief Financial Officer	2023	300,000	619,500	234,416	13,200	1,167,116
Stephen Karp (4)	2024	280,000	172,000	90,300	13,800	556,100
General Counsel	2023	280,000	499,800	88,212	13,200	881,212
	2022	272,500	503,700	84,000	12,200	872,400

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock units granted during 2024 and 2023, as applicable, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The amounts reported in this column reflect the accounting cost for the restricted stock units and does not correspond to the actual economic value that may be received upon settlement of the restricted stock units or any sale of any of the underlying shares of common stock.
(2)
The amounts represent actual bonuses earned by our named executive officers for performance during fiscal years 2024 and 2023, respectively, upon the attainment of one or more pre-established company and individual performance goals established by our board of directors on an annual basis.
(3)
The amounts in this column for 2024 and 2023 represent 401(k) matching contributions for Mr. Terem, Mr. Zipori and Mr. Karp.

(4)
Mr. Karp resigned from all positions for which he was employed at the Company and its subsidiaries, effective as of March 3, 2025.

Narrative Disclosure to the 2024 Summary Compensation Table

Our board of directors and compensation committee reviewed compensation annually for all employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, the compensation committee and board of directors considered compensation for comparable positions in the market, the historical compensation levels of our executive officers, individual performance as compared to our expectations and objectives, internal equity, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to the Company. We targeted a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.

Our compensation committee was primarily responsible for determining the compensation for our executive officers. Our compensation committee typically reviewed and discussed management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then sets the compensation for each executive officer other than the Chief Executive Officer and recommends the compensation for the Chief Executive Officer to our board of directors for approval. Our board of directors discussed the compensation committee’s recommendation and ultimately approved the compensation of our Chief Executive Officer without members of management present. Our compensation committee had the authority to engage the services of a consulting firm or other outside advisors to assist in its designing of our executive compensation programs and in making compensation decisions. During 2024, the compensation committee retained the services of Compensia as its external compensation consultant to advise on executive compensation matters including our overall compensation program design and collection of market data to inform our compensation programs for our executive officers and members of our board of directors. Compensia reports directly to our compensation committee. Our compensation committee assessed its independence consistent with NYSE listing standards and concluded that the engagement of such consultant did not raise any conflict of interest.

Base Salaries

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries were reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For the year ended December 31, 2024, the annual base salaries for each of Messrs. Terem, Zipori and Karp were $500,000, $341,288 and $280,000, respectively.

Annual Cash Bonuses

Each of our named executive officers was eligible to earn an annual cash incentive bonus which was awarded by our compensation committee in its sole discretion based on achievement of specified corporate performance goals and individual performance. For 2024, each of Messrs. Terem, Zipori and Karp were eligible to earn a target bonus amount of $600,000, $160,000 and $120,000, respectively.

Equity Compensation

We believed that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believed that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors and compensation committee periodically reviewed the equity incentive compensation of our named executive officers and granted equity incentive awards to them from time to time.

In 2024, we granted restricted stock units to our named executive officers in the amounts set forth in the “Outstanding Equity Awards at 2024 Fiscal Year End Table” below.

Outstanding Equity Awards at 2024 Fiscal Year End Table

The following table presents information regarding all outstanding equity-based awards held by each of our named executive officers on December 31, 2024.

	Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Shai Terem	11/13/2019	393,122	-	21.10	11/12/2029	-	-
	10/22/2020	281,977	-	21.80	10/21/2030	-	-
	8/11/2021	-	-	-	-	23,037(3)	72,336
	7/1/2022	-	-	-	-	75,687(4)	237,657
	7/1/2023	-	-	-	-	150,018(4)	471,056
	7/1/2024	-	-			223,504(5)	701,802
Assaf Zipori	11/12/2019	64,752	-	21.10	11/12/2023	-	-
	10/30/2020	16,187	-	21.80	10/20/2030	-	-
	8/11/2021	-	-	-	-	787(3)	2,471
	7/1/2022	-	-	-	-	8,750(4)	27,475
	7/1/2023	-	-	-	-	30,937(4)	97,142
	7/1/2024	-	-			78,750(5)	247,275
Stephen Karp	10/30/2020	28,567	-	21.80	10/31/2030	-	-
	7/15/2021	-	-	-	-	187(4)	587
	7/1/2022	-	-	-	-	10,062(4)	31,594
	7/1/2023	-	-	-	-	28,875(4)	90,667
	7/1/2024	-	-			35,000(5)	109,900

(1)
Except as otherwise set forth below, each stock option was fully vested as of December 31, 2024.
(2)
The market value of each restricted stock unit award is based on the closing price of $3.14 per share for our common stock on December 31, 2024, the last trading day of fiscal year 2024, as reported on the NYSE.
(3)
This restricted stock unit award vests over five years following the vesting commencement date in twenty equal quarterly installments, subject to the named executive officer's continuous service. To the extent that the restricted stock units are assumed and continued in connection with a “sale event,” the stock options will fully accelerate upon the executive’s termination without “cause” or resignation for “good reason” if such termination or resignation occurs within the 12 month period following such sale event.
(4)
Each restricted stock unit award vests over four years following the vesting commencement date in sixteen equal quarterly installments, subject to the named executive officer’s continuous service. To the extent that the restricted stock units are assumed and continued in connection with a “sale event,” the stock options will fully accelerate upon the executive’s termination without “cause” or resignation for “good reason” if such termination or resignation occurs within the 12 month period following such sale event.
(1)
Each restricted stock unit award vests over two years following the vesting commencement date in eight equal quarterly installments, subject to the named executive officer’s continuous service. To the extent that the restricted stock units are assumed and continued in connection with a “sale event,” the stock options will fully accelerate upon the executive’s termination without “cause” or resignation for “good reason” if such termination or resignation occurs within the 12 month period following such sale event.

Policies on the Timing of Option Awards

Item 402(x) of Regulation S-K requires us to discuss our policies and practices on the timing of awards of options in relation to the disclosure by us of material nonpublic information. We have not granted stock options, stock appreciation rights or similar option-like instruments to our named executive officers since 2020. Accordingly, we do not consider the release of material nonpublic information in relation to the grant of such awards and do not time such release for the purpose of affecting the value of executive compensation.

Executive Employment Arrangements

The material terms of each NEO’s existing employment arrangements are summarized below. In addition, our NEOs have entered into restrictive covenant agreements with us that generally contain 12-month post-employment non-competition and non-solicitation covenants.

Offer letter with Mr. Shai Terem

On May 10, 2023, we entered into an amended and restated offer letter with Mr. Terem, as amended, pursuant to which we employ Mr. Terem as our President and Chief Executive Officer. The offer letter provides for Mr. Terem’s at-will employment and an annual base salary and a target annual bonus of $600,000. The offer letter also provided Mr. Terem with a stock option award, as well as his ability to participate in our employee benefit plans generally.

Offer letter with Mr. Assaf Zipori

On May 10, 2023, we entered into an amended and restated offer letter with Mr. Zipori, as amended, pursuant to which we employ Mr. Zipori as our Chief Financial Officer. The offer letter provides for Mr. Zipori’s at-will employment and an annual base salary, a target annual bonus of $160,000, and one-time $100,000 retention bonus to be paid in May 2024. The offer letter also provided Mr. Zipori with a restricted stock unit award, as well as his ability to participate in our employee benefit plans generally.

Offer letter with Mr. Stephen Karp

On October 30, 2020, we entered into an offer letter with Mr. Karp, pursuant to which we employ Mr. Karp as our General Counsel. The offer letter provides for Mr. Karp’s at-will employment and an annual base salary and a target annual bonus of $50,000 (which was increased to $120,000). The offer letter also provided Mr. Karp with a stock option award, as well as his ability to participate in our employee benefit plans generally.

Executive Severance and Change in Control Plan

On December 31, 2022, we adopted the Executive Severance and Change in Control Plan (the “Severance Plan”) applicable to certain of our executive officers who are notified of their eligibility to participate in the Plan and sign a participation letter (collectively, “Executives”), including our named executive officers. Executives who sign a participation letter to participate in the Plan will only be eligible to receive severance pay and benefits under the Severance Plan and not under any employment agreement (including the arrangements with our named executive officers described above).

Under the Severance Plan, in the event of a termination by us without cause (as such term is defined in the Severance Plan) or by the Executive for good reason (as such term is defined in the Severance Plan), in each case more than three (3) months prior to a change in control or more than twelve (12) months following a change in control (as such term is defined in the Plan), the severance benefits for the Executive shall generally consist of the following:

•
continued payment of base salary following the date of such Executive’s termination of employment for twelve (12) months for our Chief Executive Officer and six (6) months for all other Executives;
•
coverage of the employer portion of the regular premium for continued group health insurance coverage under COBRA, until the earlier of (A) twelve (12) months for our Chief Executive Officer and six (6) months for all other Executives or (B) the date the Executive becomes eligible for health benefits through another employer or otherwise becomes ineligible for COBRA; and
•
if the date of termination occurs between the end of a calendar year and the date of payment of annual bonuses for such calendar year, the Executive shall be eligible to receive such prior year bonus pursuant to such bonus plan.
•
Under the Severance Plan, in the event of a termination by the Company without cause or by the Executive for good reason, in each case within three (3) months prior to a change in control or within twelve (12) months following a change in control, the severance benefits for the Executive shall generally consist of the following:
o
payment of a lump sum amount equal to (i) the Executive’s base salary, which, in the case of the Chief Executive Officer only, shall be multiplied by 1.5, plus (ii) the Executive’s target bonus for the year in which the date of termination occurs, prorated for the number of days the Executive was employed during such year,
o
coverage of the employer portion of the regular premium for continued group health insurance coverage under COBRA, until the earlier of (A) eighteen (18) months for the Chief Executive Officer and twelve (12) months for all other Executives or (B) the date the Executive becomes eligible for health benefits through another employer or otherwise becomes ineligible for COBRA;
o
if the date of termination occurs between the end of a calendar year and the date of payment of annual bonuses for such calendar year, the Executive shall be eligible to receive such prior year bonus pursuant to such bonus plan; and
o
immediate vesting in full of all of the Executive’s outstanding equity awards subject to time-based vesting.

Receipt of severance benefits under the Severance Plan was conditioned upon the Executive’s execution of a separation agreement containing, among other provisions, a general release of all claims in favor of us. Payments are designed to comply with Section 409A of the Internal Revenue Code (the “Code”). In addition, if any payment under the Severance Plan would constitute an excess parachute payment within the meaning of Section 280G of the Code, the payments will be reduced to the minimum extent necessary so that no portion of any payment or benefit will constitute an excess parachute payment, provided however, that the reduction will be made only if and to the extent that such reduction would result in an increase in the aggregate payment and benefits to be provided, determined on an after tax basis (taking into account the excise tax imposed pursuant to Section 4999 of the Code, or any successor provision, or any other tax).

We had the right, in our sole discretion, to amend the Severance Plan or to terminate it prospectively, provided that the Severance Plan may not be amended in any manner which is adverse to any Executive without that Executive’s written consent.

Additional Narrative Disclosure

Employee Benefits

The NEOs were eligible to participate in standard welfare benefit plans, including medical, dental, vision, group life and accidental death and dismemberment insurance plans, in each case, on the same basis as all of our other employees. The Company also maintained a 401(k) plan for the benefit of its eligible employees, including the named executive officers, as discussed in the section below entitled “401(k) plan.”

401(k) plan

The Company maintained the MarkForged, Inc. Retirement Plan (the “401(k) Plan”), that provided eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Under the 401(k) Plan, eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Code. The Company’s employees’ pre-tax contributions were allocated to each participant’s individual account and participants are immediately and fully vested in their contributions. The 401(k) Plan was intended to be qualified under Section 401(a) of the Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) Plan and earnings on those contributions were not taxable to the employees until distributed from the 401(k) Plan.

Pension Benefits

The Company did not maintain or provide any defined benefit pension plans or other supplemental executive retirement plans for the benefit of our named executive officers.

Nonqualified Deferred Compensation

The Company does not have any nonqualified deferred compensation arrangements with our named executive officers.

Indemnification of Officers and Directors

We agreed to indemnify our directors and executive officers in certain circumstances. See “Certain Relationships and Related Person Transactions-Markforged Pre-Business Combination – Indemnification of Directors and Officers.”

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Vesting of RSUs and Upon Vesting and Exercise of Outstanding Options and Warrants	Weighted-average Exercise Price of Outstanding Options and warrants ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders(1)	3,401,240	$11.48	4,256,440(2)
Equity compensation plans not approved by stockholders	-	-	-
	3,401,240	$11.48	4,256,440

(1)
Includes shares available under the Markforged Holding Corporation 2021 Stock Option and Incentive Plan (“2021 Plan”), and the Markforged Holding Corporation 2021 Employee Stock Purchase Plan (“2021 ESPP”). The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such number of shares as determined by the administrator. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2022 through January 1, 2031, by at least (i) 470,000 shares of our common stock, (ii) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) such number of shares as determined by our administrator.
(2)
As of December 31, 2024, a total of 3,207,304 shares of our common stock were reserved and available for issuance pursuant to the 2021 Plan, which number excludes the 1,032,179 shares that were added to the 2021 Plan as a result of the automatic annual increase on January 1, 2025. As of December 31, 2024, a total of 1,049,136 shares of our common stock were reserved and available for issuance pursuant to the ESPP, excluding the 206,435 shares that were added to the 2021 Plan as a result of the automatic annual increase on January 1, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of April 25, 2025 by:

• each of our directors;

• each of our named executive officers;

• all of our directors and executive officers as a group; and

• each person, or group of affiliated persons, who is known by us to beneficially owner of greater-than-5.0% of our common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 23,015,852 shares of our common stock outstanding as of April 25, 2025 (the “Determination Date”).

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2025 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners is c/o Markforged Holding Corporation, 60 Tower Road, Waltham, Massachusetts 02451.

Principal Stockholders	Shares of Common Stock Beneficially Owned (1)	Percentage of Total Common Stock (2)
5% Stockholders:
Entities affiliated with Matrix Ventures (3)	3,317,625	14.4%
North Bridge Venture Partners 7, L.P. (4)	3,184,463	13.8%
Senvest Management LLC (5)	1,609,380	7.0%
Entities associated with Summit Partners (6)	1,608,710	7.0%
Executive Officers and Directors:
Shai Terem, Chief Executive Officer and Director (7)	617,468	2.7%
Assaf Zipori, Chief Financial Officer (8)	145,692	1.0%
Alan Masarek, Director (9)	51,423	*
Carol Meyers, Director (10)	49,423	*
Paul Milbury, Director (11)	53,880	*
Antonio Rodriguez, Director (12)	3,317,625	14.4%
Edward Anderson, Director (13)	3,230,886	14.0%
Michael Medici, Director (14)	46,423	*
Aaron VanDevender, Director (15)	55,703	*
George Riedel, Director (16)	38,781	*
All executive officers and directors as a group (10 persons) (17)	7,607,304	33.1%

* Represents less than 1%.

(1) In computing the number of shares of Common Stock beneficially owned by a selling stockholder and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to awards under the Plans, including options and restricted stock units, held by that person as of the Determination Date.

(2) Percentages are based on the 23,015,852 shares of Common Stock issued and outstanding as of the Determination Date. In computing the percentage ownership of each stockholder, we deemed to be outstanding all shares of Common Stock then subject to awards under the Plans, including options and restricted stock units, held by that person that are vested as of the Determination Date, but we did not deem these shares of Common Stock outstanding for the purpose of computing the percentage ownership of any other stockholder.

(3) Information herein is based on the Schedule 13G filed with the SEC on February 9, 2024 by Matrix Partners IX, L.P., Matrix IX Management Co., L.L.C. and Antonio Rodriguez, collectively (“Matrix Partners”). The share number consists of (i) 2,849,592 securities held of record by Matrix Partners IX, L.P., (ii) 142,420 securities held by Weston & Co. IX LLC and (iii) 46,423 securities held directly by Mr. Rodriguez. Matrix IX Management Co., L.L.C. is the general partner of Matrix Partners IX, L.P. Mr. Rodriguez, a member of the Company’s board of directors, is a managing member of Matrix IX Management Co., L.L.C. and has sole voting, investment and dispositive power with respect to the securities held by Matrix Partners IX, L.P. By virtue of Mr. Rodriguez’s relationship with Matrix IX Management Co., L.L.C., he also has sole voting, investment and dispositive power with respect to the securities held by Weston & Co. IX LLC. The share count includes (i) 265,902 Earnout Shares held of record by Matrix Partners IX, L.P. and (ii) 13,288 Earnout Shares held of record by Weston & Co. IX LLC that will be released from escrow upon certain conditions set forth in the Agreement and Plan of Merger by and among one, Caspian Merger Sub Inc., and MarkForged, dated as of February 23, 2021 (the “Merger Agreement”). The principal mailing address for each of Mr. Rodriguez, Matrix Partners IX, L.P., Matrix IX Management Co., L.L.C. and Weston & Co. IX LLC is 101 Main Street, 17th Floor, Cambridge, MA 02142.

(4) Information herein is based on the Schedule 13G filed with the SEC on February 9, 2024 by North Bridge Venture Partners 7, L.P. (“NBVP 7”). NBVP 7 beneficially owns shares reported in this filing. NBVP 7 beneficially owns five percent or greater of the outstanding shares reported in this filing. North Bridge Venture Management 7, L.P. (“NBVM 7”) is the sole general partner of NBVP 7. NBVM GP, LLC (“NBVM GP”) is the sole general partner of NBVM 7. Each of Edward T. Anderson, a member of our board of directors, and Richard A. D’Amore are the managers of NBVM GP and may be deemed to have shared voting and dispositive power over the shares held by NBVP 7. The share count includes 271,788 Earnout Shares that will be released from escrow upon certain conditions set forth in the Merger Agreement. The principal address for North Bridge Venture Partners and the Managers is 60 William Street, Suite 350, Wellesley, MA 02481.

(5) Information herein is based on the Schedule 13F-HR filed with the SEC on February 13, 2025 by Senvest Management, LLC and Richard Mashaal, managing member of Senvest Management, LLC. Senvest Management, LLC may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of Senvest Management, LLC's position as investment manager of the Investment Vehicles. Mr. Mashaal may be deemed to beneficially own the securities held by the Investment

Vehicles by virtue of Mr. Mashaal's status as the managing member of Senvest Management, LLC. The principal mailing address for Senvest Management LLC and Mr. Mashaal is 540 Madison Avenue, 32nd Floor, New York, New York 10022.

(6) Information herein is based on the Schedule 13F-HR filed with the SEC on February 4, 2025 by Summit Partners Growth Equity Fund IX-A, L.P., Summit Partners Growth Equity Fund IX-B, L.P., Summit Investors GE IX/VC IV, LLC, and Summit Investors GE IX/VC IV (UK), L.P. and Michael Medici for the benefit of Summit Partners, L.P. Summit Master Company, LLC is (i) the general partner of Summit Partners, L.P., which is the managing member of Summit Partners GE IX, LLC, which is the general partner of Summit Partners GE IX, L.P., which is the general partner of Summit Partners Growth Equity Fund IX-A, L.P. and Summit Partners Growth Equity Fund IX-B, L.P., and (ii) the managing member of Summit Investors Management, LLC, which is the general partner of Summit Investors GE IX/VC IV (UK), L.P. and the manager of Summit Investors GE IX/VC, LLC. Summit Master Company, LLC, as the general partner of Summit Partners, L.P. and as the managing member of Summit Investors Management, LLC, has delegated investment decisions, including voting and dispositive power of the shares held directly by Summit Partners Growth Equity Fund IX-A, L.P., Summit Partners Growth Equity Fund IX-B, L.P., Summit Investors GE IX/VC IV (UK), L.P., and Summit Investors GE IX/VC IV, LLC, to Summit Partners, L.P. and its three-person investment committee responsible for investment decisions with respect to the Company’s securities, currently composed of Peter Chung, Scott Collins and Len Ferrington, who act by a majority vote. Accordingly, Mr. Chung, Mr. Collins and Mr. Ferrington disclaim beneficial ownership of the reported shares. The share count includes (i) 1,473,154 securities and (ii) 135,556 Earnout Shares that will be released from escrow upon certain conditions set forth in the Merger Agreement. The address for each of the reporting entities is 222 Berkeley Street, 18th Floor, Boston, MA 02116.

(7) Consists of (i) 554,472 shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Mr. Terem as of the Determination Date and (ii) 62,996 Earnout Shares that will be released from escrow upon certain conditions set forth in the Merger Agreement.

(8) Consists of 138,138 shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Mr. Zipori as of the Determination Date and (ii) 7,554 Earnout Shares that will be released from escrow upon certain conditions set forth in the Merger Agreement.

(9) Consists of shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Mr. Masarek which as of the Determination Date.

(10) Consists of shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Ms. Meyers as of the Determination Date.

(11) Consists of (i) 46,423 shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Mr. Milbury as of the Determination Date. The share count includes 7,457 Earnout Shares that will be released from escrow upon certain conditions set forth in the Merger Agreement.

(12) Consists of shares identified in footnote (3) above. Mr. Rodriguez is a partner at Matrix Partners.

(13) Consists of (i) shares identified in footnote (4) above and (ii) 46,423 shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Mr. Anderson as of the Determination Date. Mr. Anderson is a managing director at North Bridge.

(14) Consists of shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Mr. Medici as of the Determination Date.

(15) Consists of shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Mr. VanDevender which are or will become vested within 60 days of the Determination Date.

(16) Consists of shares of Common Stock underlying restricted stock units issued under the 2021 Plan held by Mr. Riedel as of the Determination Date.

(17) See notes 7 through 16 above. Consists of (i) 6,978,319 shares of Common Stock and (ii) 628,985 Earnout Shares that will be released from escrow upon certain conditions set forth in the Merger Agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors determined that each Edward Anderson, Alan Masarek, Michael Medici, Carol Meyers, Paul Milbury, Antonio Rodriguez, Aaron VanDevender and George Riedel qualifies as “independent” as defined under applicable SEC rules and NYSE listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence and eligibility to serve on the committees of our board of directors, including the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Related Party Transactions

In addition to the director and executive compensation arrangements, including employment, termination of employment and change in control arrangements, the following is a description of each transition through December 31, 2024 in which:

•
we have been or are to be a participant;
•
the amount involved exceeded or is expected to exceed $120,000; and
•
any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Indemnification of Directors and Officers

Markforged has entered into indemnification agreements with each of Markforged’s directors and executive officers. The indemnification agreements and Markforged’s certificate of incorporation and bylaws require Markforged to indemnify its directors and officers to the fullest extent permitted by Delaware law. Markforged has entered into compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, which are, when required, described herein.

Policies and Procedures for Related Person Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. The written charter of our audit committee provides that our audit committee shall review and approve in advance any related party transaction.

Our board of directors adopted a written related person transaction policy providing that transactions with our directors, executive officers and holders of five percent or more of our voting securities and their affiliates, each a related person, must be approved by the audit committee. This policy became effective on July 14, 2021. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons and in which a related person has or will have a direct or indirect material interest.

Pursuant to this policy, the material facts as to the related person’s relationship or interest in the transaction are disclosed to our audit committee prior to their consideration of such transaction. The audit committee will consider, among other factors that it deems appropriate, whether the transaction is on terms no less favorable to us than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14. Principal Accounting Fees and Services.

Markforged incurred the following fees from PricewaterhouseCoopers LLP (PCAOB ID 238) for the audit of the consolidated financial statements and for other services provided for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit fees (1)	$1,511,524	$1,417,250
Audit related fees (2)	—	—
Tax fees (3)	12,575	54,009
All other fees	2,000	2,000
Total fees	$1,526,099	$1,473,259

(1) Audit fees consist of fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent registered accounting firm in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered accounting firm in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees for assurance and related services that traditionally are performed by independent registered accounting firm that are reasonably related to the performance of the audit or review of the financial statements. Audit related fees in the above table represent fees related to SEC filings other than the Form 10-K and Form 10-Q.

(3) Tax fees consist of fees for all professional services performed by professional staff in our independent registered accounting firm, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2024 and 2023 fiscal years, no services were provided to us by PricewaterhouseCoopers LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
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

4.2	Specimen Common Stock Certificate of Markforged Holding Corporation (incorporated by reference to Exhibit 4.5 to one’s Registration Statement on Form S-4/A filed June 4, 2021).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to Markforged Holding Corporation’s Annual Report on Form 10-K filed March 28, 2025).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Markforged Holding Corporation’s Current Report on Form 8-K filed July 20, 2021).
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

19.1	Markforged Holding Corporation Insider Trading Policy (incorporated by reference to Markforged Holding Corporation’s Annual Report on Form 10-K filed March 28, 2025).
21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Markforged Holding Corporation’s Annual Report on Form 10-K filed March 29, 2025).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to Markforged Holding Corporation’s Form 10-K filed March 28 2025).
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Markforged Holding Corporation's Annual Report on Form 10-K filed March 28, 2025).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Markforged Holding Corporation's Annual Report on Form 10-K filed March 28, 2025).

31.3*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Markforged Holding Corporation's Annual Report on Form 10-K filed March 28, 2025).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Markforged Holding Corporation's Annual Report on Form 10-K filed March 28, 2025).

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

Markforged Holding Corporation

Date: May 9, 2025	By:	/s/ Assaf Zipori
Assaf Zipori
Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)